Form 10-Q
period 1995-06-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1995-08-14
CIK 718535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995           Commission File Number 0-11549



               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP



              Maryland                                         04-2787751
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                                   No.)



  One International Place, Boston, MA                               02110
Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code             (617) 330-8600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES   X               NO

                         PART I - FINANCIAL INFORMATION

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (UNAUDITED) (NOTE 1)


                                                            Three Months Ended                   Six Months Ended
                                                                  June 30,                           June 30,
                                                           --------------------               ---------------
                                                             1995             1994              1995              1994
                                                           --------         --------          --------          ------
Interest income .....................................      $      0         $     0           $      0          $      0
                                                           --------         -------           --------          --------

Expenses:
  General and administrative.........................        14,717           1,300             15,028            15,616
                                                           --------         -------           --------          --------

                                                             14,717           1,300             15,028            15,616
                                                           --------         -------           --------          --------

Net loss.............................................      $(14,717)        $(1,300)          $(15,028)         $(15,616)
                                                           ========         =======           ========          ========



Net loss allocated to General Partners                     $   (147)        $   (13)          $   (150)         $   (156)
                                                           ========         =======           ========          ========


Net loss allocated to Limited Partners                     $(14,570)        $(1,287)          $(14,878)         $(15,460)
                                                           ========         =======           ========          ========


Net loss per Unit of Limited
   Partnership Interest..............................      $  (.15)         $  (.01)          $   (.15)         $   (.15)
                                                           ========         =======           ========          ========

                        The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                    (NOTE 1)


                                     ASSETS

                                                                       June 30,            December 31,
                                                                         1995                 1994
                                                                      (Unaudited)           (Audited)

Cash..........................................................        $        17          $        17
                                                                      -----------          -----------
                                                                      $        17          $        17
                                                                      ===========          ===========


                       LIABILITIES AND PARTNERS' CAPITAL


Loans payable to affiliate                                                182,860              167,832
                                                                      -----------          -----------
                                                                          182,860              167,832
                                                                      -----------          -----------


Partners' Capital:
   Limited Partners
   Units of Limited Partnership Interest;
   authorized, issued and outstanding -
   100,010....................................................         (2,699,468)          (2,684,590)
   General Partners...........................................          2,516,625            2,516,775
                                                                      -----------          -----------
                                                                         (182,843)            (167,815)
                                                                      -----------          -----------
                                                                      $        17          $        17
                                                                      ===========          ===========



                        The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (UNAUDITED) (NOTE 1)


                                                                                    1995                   1994
                                                                                  --------               ------

Cash flows from operating activities:
  Net Loss                                                                         $(15,028)               $(15,616)
  Adjustments to reconcile net loss to net cash
       used by operating activities:
          Changes in assets and liabilities:
          Increase in loans payable to affiliate.............................        15,028                  15,616
                                                                                   --------                --------

   Net cash provided (used) by operating activities..........................             0                       0
                                                                                  ---------                --------

Net (decrease) increase in cash during the period............................             0                       0
Cash, beginning of the period................................................            17                      17
                                                                                   --------                --------
Cash, end of the period......................................................      $     17                $     17
                                                                                   ========                ========





                        The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (UNAUDITED) (NOTE 1)


                                                        UNITS OF
                                                        LIMITED           GENERAL          LIMITED
                                                        PARTNERSHIP       PARTNERS'        PARTNERS'               TOTAL
                                                        INTEREST          CAPITAL          CAPITAL                 CAPITAL


Balance December 31, 1994...............................      99,990        $2,516,775         $(2,684,590)        $ (167,815)
Net loss................................................                          (150)            (14,878)           (15,028)
                                                         -------            -----------        -----------         ----------
Balance, June 30, 1995..................................  99,990            $2,516,625         $(2,699,468)        $ (182,843)
                                                         =======            ===========        ===========         ==========


Balance December 31, 1993...............................      99,990        $2,516,921         $(2,670,194)        $ (153,273)
Net loss................................................                          (156)            (15,460)           (15,616)
                                                             -------        -----------        -----------         ----------
Balance, June 30, 1994..................................      99,990        $2,516,765         $(2,685,654)        $ (168,889)
                                                             =======        ===========        ===========         ==========








                        The accompanying notes are an integral part of these financial statements.

                         WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                                     NOTES TO FINANCIAL STATEMENTS
                                              JUNE 30, 1995
                                                (UNAUDITED)



1.              ACCOUNTING AND FINANCIAL REPORTING POLICIES

                The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

                The accompanying financial statements reflect the Fund's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


2.              TAXABLE LOSS

                The Fund's taxable loss for 1995 is expected to differ from that for financial reporting purposes due to accounting differences in the recognition of the Syndicating Partnerships' results of operations.

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition: The Fund currently holds interests in four Syndicating Partnerships which own eight commercial properties and one mixed use property (residential and commercial).

Given the financial problems of the properties, the Fund has written off its investments in all of the Syndicating Properties.

The Fund currently does not possess sufficient working capital to pay its operating expenses, which consist of administrative and reporting costs. The Fund is paying its expenses by borrowing money from General Partners. These loans, which totalled $182,860 as of June 30, 1995 and $167,832 as of December 31, 1994, are non-interest bearing and repayable out of any available cash before making distributions to the Fund's Limited Partners. The Fund anticipates that it will continue to borrow money from the General Partners to pay expenses until the Fund is liquidated.


Results of Operations for the First Six Months of 1995: The operating results of the Fund were essentially the same for the first six months of 1995 as compared to the same period of 1994. The Fund generated no revenue in the first six months of 1995 and 1994 and incurred operating expenses of $15,028 in 1995 and $15,616 in 1994. The expenses incurred in the first six months of each year consisted of audit, printing and mailing costs. These costs should remain relatively constant from year to year.

The Fund's operating results were not impacted by any activities of the Syndicating Partnerships because these investments have previously been written off.

                                              PART II - OTHER INFORMATION


All items are inapplicable.


                                                       SIGNATURE


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WINTHROP INTERIM PARTNERS I,
                                         A LIMITED PARTNERSHIP
                                            (Registrant)


                                   By:  TWO WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                                   By:/s/ F. X. Jacoby
                                          F. X. Jacoby
                                          Chief Accounting Officer





                                   By: /s/ Richard J. McCready
                                           Richard J. McCready
                                           Chief Operating Officer



DATED:      August 14, 1995

                    WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                                SUPPLEMENTARY INFORMATION
        REQUIRED PURSUANT TO SECTION 9.4 OF THE FUND'S PARTNERSHIP AGREEMENT
                                  JUNE 30, 1995
                                     (UNAUDITED)


1.    Statement of Cash Available for Distribution for the six months ended
      June 30, 1995:


      Net loss...........................................................................         $(15,028)

      Add:      Amounts withdrawn by the Fund from reserves or paid
                by loans from affiliates.................................................           15,028
                                                                                                  --------

      Cash Available for Distribution....................................................         $   -
                                                                                                  =====








All other information required pursuant to section 9.4 of the Fund's Partnership Agreement is set forth in the attached Report on Form 10-Q or Fund Report.