Form 10-K
period 1995-12-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1996-04-01
CIK 718535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1995      Number  2-83272

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Maryland                               04-2787751
  (State of organization)               (I.R.S. Employer I.D No.)

One International Place, Boston, Massachusetts          02110
(Address of principal executive offices)          (Zip  Code)

Registrant's telephone number including area code: (617) 330-8600

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE




Location in Form 10-K
In Which Document is
Incorporated                                       Document

Parts       I  and   IV                            Prospectus   of
                                                   Registrant   dated  July  11,
                                                   1983,      and     thereafter
                                                   supplemented             (the
                                                   "Prospectus").

                                     PART I

Item 1.           Business.

Development

         Winthrop Interim Partners I, A Limited Partnership (the "Registrant"), was organized under the Revised Uniform Limited Partnership Act of the State of Maryland on April 14, 1983, for the purpose of investing in general partnerships, limited partnerships and joint ventures (the "Syndicating Partnerships") which own real estate and other property.

         The General Partners of the Registrant are Two Winthrop Properties, Inc., a Massachusetts corporation ("Two Winthrop" or the "Managing General Partner"), and Linnaeus-Phoenix Associates Limited Partnership, a Massachusetts limited partnership ("Linnaeus-Phoenix"). Two Winthrop is the managing general partner of the Registrant.

         The Registrant was initially capitalized with contributions totaling $2,000 from its two General Partners and with a contribution of $5,000 from the Registrant's initial limited partner, WFC Realty Co., Inc. ("WFC"), a wholly-owned subsidiary of First Winthrop Corporation.

         On April 22, 1983, the Registrant filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission in connection with a public offering of 100,000 units of limited partnership interest (the "Units") at a purchase price of $500 per Unit. The Registration Statement was declared effective on June 23, 1983, and the offering commenced shortly thereafter. The offering terminated in January 1984, at which time subscriptions had been received for all 100,000 Units, representing gross capital contributions of $50,000,000.

Description of Business

     The only business of the Registrant is investing in Syndicating Partnerships (as defined below). The investment objectives and policies of the Registrant are described at pages 17-21 of the Prospectus under the caption "Investment Objectives and Policies," which description is incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

         During 1983 and 1984, the Registrant invested in six Syndicating Partnerships by making capital contributions of $2,904,000. Also during this period, the Registrant pledged approximately $46,000,000 as collateral to secure loans and letters of credit obtained by the Syndicating Partnerships totaling approximately $130,000,000. As of September 24, 1984, all such loans, letters of credit and guarantees had been repaid or released and the Registrant's collateral had been returned. On September 24, 1984, the Registrant, in accordance with its original business plan, distributed $50,000,000 to its limited partners ("Limited Partners"), an amount equal to their original capital contributions. In order to accomplish this distribution, and to distribute to the General Partners their allocable share of Cash Available for Distribution (as defined in the partnership agreement for the Registrant), the General Partners contributed approximately $3,000,000 to the capital of the Registrant.

         As of December 31, 1995, the Registrant retained interests in four Syndicating Partnerships. Two of the Syndicating Partnerships, RC Commercial and RC Apartments, own interests in a single mixed-use building referred to as "River City". The other two Syndicating Partnerships own interests in office buildings referred to as "One Financial Place" and "Nineteen New York Properties", respectively.

         In 1992, one Syndicating Partnership, Cherokee Center Associates Limited Partnership ("Cherokee Center"), was terminated after its right to redeem ownership of Cherokee Village Apartments expired on June 6, 1992. The redemption right arose from a foreclosure sale which occurred on June 6, 1991, in which Cherokee Village Apartments was acquired by the first mortgage lender. In 1993, another Syndicating Partnership, Parsippany Commerce Associates Limited Partnership ("Parsippany Commerce"), was terminated after it lost ownership of its office building located in Parsippany, New Jersey through a foreclosure sale held on January 11, 1993.

         The table below describes the properties in which the Registrant currently retains an ownership interest.

                                                              Registrant Capital
                                                               Contribution               Percentage
                                                               to Syndicating             Interest
Property                      Type of Property                 Partnerships               of Registrant(1)

One Financial Place          Commercial Office                 $  200,000                1.0
                                Building

River City                    High Rise Apartments and             41,000                1.9
                                Commercial Office
                                Complex

Nineteen New York             Commercial Office                 2,500,000                 5.2
  Properties                    Properties

                                                               $2,781,000

- ----------------

(1) Represents the Registrant's interest in operating profits, losses and cash distributions of the Syndicating Partnerships. The Registrant's interest in profits, losses, and cash distributions in connection with a sale or refinancing of all or part of a property owned by a Syndicating Partnership may differ from the percentages set forth in the table above.

         One Financial Place. Registrant owns an interest in One Financial Place Limited Partnership, a Syndicating Partnership which holds an indirect interest in One Financial Place Partnership ("OFPP"). OFPP owns and operates a 39-story office building in Chicago, Illinois. Due to declining market conditions resulting in lease renewals at rates insufficient to satisfy its debt service, OFPP filed a "pre-packaged" bankruptcy plan under Chapter 11 of the U.S. Bankruptcy Code on November 28, 1994. The Plan was approved on January 31, 1995, and provides for, among other matters, an extension of the first mortgage loan until October 1998. The restructuring should permit OFPP to retain ownership of its property through 1998 to possibly benefit from any recovery of the local real estate market, if one should occur. However, given the level of debt encumbering the property, it is likely that OFPP will not realize any proceeds from the disposition of its property, whether by sale or mortgage foreclosure. Therefore, the Registrant presently carries the interest at a net realizable value of zero. See "Item 8, Financial Statements - Note 4."

         River City. The River City property is owned by two Syndicating Partnerships in which the Registrant has invested. The Registrant has retained a 1.4% and .5% interest in RC Commercial and RC Apartments, respectively.

         The River City property has conducted operations under a provisional workout arrangement with The Department of Housing and Urban Development ("HUD") since 1987 when the property first became in default under its mortgage loan obligations with HUD. The agreement generally provides for a minimum monthly mortgage payment as well as any excess cash generated by the property (minus certain HUD preapproved property expenditures such as commercial leasing costs) be paid to HUD. The Syndicating Partnerships are presently attempting to extend the agreement through the year 2001, subject to HUD's right to cancel the agreement upon sixty days notice prior to any anniversary of the agreement if the loan is sold to a third party. The extension of the agreement would permit the Syndicating Partnerships to retain ownership of its properties to possibly benefit from any recovery of the local market, should one occur. However, given the level of debt encumbering the properties, it is likely the Syndicating Partnerships will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. Therefore, the Registrant presently carries the interest at a net realizable value of zero. See "Item 8, Financial Statements" - Note 4."

         19NY. The Registrant owns an interest in 1626 New York Associates Limited Partnership ("1626"), a Syndicating Partnership which holds an interest in Nineteen New York Properties ("19NY"). 19NY originally acquired 19 commercial properties in 1984. Since acquisition, 19NY has refinanced ten of its properties and sold or traded twelve properties (including four of those previously refinanced). In 1986, 19NY acquired the land beneath one of its properties, the Gulf & Western Building, by trading two of its properties. In connection with the refinancing of one of the mortgages on the Gulf + Western Building in 1988, the Gulf + Western Building and its underlying land were contributed to a general partnership owned by 1626 and 19NY known as 15 Columbus Circle Associates ("15CC"). 15CC filed for bankruptcy protection in November 1991 and, pursuant to a confirmed plan of reorganization, the Gulf + Western Building was sold in February 1993 to its principal mortgage lender. 19NY also sold another property in 1993. As of December 31, 1995, 19NY owned seven properties.

         In February 1996, 19NY restructured the mortgage loans on four commercial properties, and conveyed one other property to its mortgage lender in consideration for the release of a mortgage loan held by that lender on another property. The mortgage loans on the four commercial properties now mature in February 1998, with the mortgage loans on the remaining two properties maturing in December 1997, with a possible four year extension provided certain conditions are met. The restructing of the mortgage loans should permit 19NY to retain ownership of its properties to possibly benefit from any recovery of the New York office building market, should one occur. However, given the level of debt encumbering the properties, it is likely 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. Therefore, the Registrant presently carries the interest at a net realizable value of zero. See "Item 8, Financial Statements" Note 4."

         More complete descriptions of One Financial Place, River City and Nineteen New York Properties and the terms of the Registrant's investment in the related Syndicating Partnerships are set forth at pages 2-41 of the Supplement to the Prospectus dated December 27, 1983, which descriptions are incorporated by reference herein. The Supplement to the Prospectus was filed with the Commission as part of Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-83272). The descriptions contained in the Supplement are incorporated by this reference herein.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by it.

Change in Control.

         Two Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland public limited partnership ("WFA").

     Until December 22, 1994, Mr. Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus") which is the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty five percent (35%) limited partnership interest in W.L. Realty.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 10, Directors and Executive Officers of the Registrant."

         Until July 18, 1995, the general partners of Linnaeus- Phoenix were Mr. Halleran and Jonathan W. Wexler, former directors, officers and employees of WFA. Former employees of First Winthrop and WFA are the limited partners of Linnaeus- Phoenix. On July 18, 1995, the general partnership interest was transferred to WFA.


Item 2.           Properties.

         Other than the  investments  in Syndicating  Partnerships  set forth in
Item 1 above, the Registrant does not own any property.

Item 3.           Legal Proceedings.

         Except as described below, there are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

         Nussbaum, et al v. Winthrop Interim Partners I, et al, Index No. 7186/92, filed on March 12, 1992 in the Supreme Court of New
York County, New York.

         This is an action brought by six investor limited partners in Parsippany Commerce against WFA and certain of its affiliates, including the Registrant. The plaintiffs alleged fraud, negligent misrepresentation and breach of fiduciary duty in connection with the offering of investment units and subsequent operation of Parsippany Commerce. The plaintiffs sought rescission of their investments of $77,500 per unit of limited partnership interest in Parsippany Commerce, for total claimed damages of approximately $500,000. In April 1995, the court granted summary judgment in favor of the defendants on the majority of plaintiffs' claims. The plaintiffs appealed the court's ruling. While the appeal was pending, the case was settled in or about July 1995 for the payment of approximately $68,000 by Winthrop Financial Associates and releases were exchanged.


Item 4.           Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.


         The Registrant is a partnership and thus has no common stock. There is no established public trading market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 1996, there were 1,743 holders of Units of record.

         Quarterly distributions of Cash Available for Distribution (as defined in the partnership agreement for the Registrant) are payable within 60 days after the end of each quarter. Ninety- nine percent of any Cash Available for Distribution is distributed to Limited Partners and 1% is distributed to the General Partners. There are no restrictions on the present or future ability of the Registrant to make distributions of Cash Available for Distribution. For the year ended December 31, 1984, $50,000,000 was distributed to the Limited Partners; an amount equal to their original capital contributions. There were no cash distributions paid or accrued for the years ended December 31, 1985 through 1995. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," for information relating to the Registrant's ability to make future distributions.

Item 6.           Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                                              For the Year Ended December 31,
                                                     1995            1994           1993           1992            1991
                                                     ----            ----           ----           ----            ----

Interest Income.............................         $       0      $       0       $       0        $      97     $      33
Operating Expenses..........................         $ (15,147)     $ (14,542)      $ (16,268)       $ (16,421)    $ (17,788)
Write-down of Investment in
 Syndicating Partnerships to
 Net Realizable Value.......................         $       0      $       0       $       0        $       0      $(200,000)

 Net Loss...................................         $ (15,147)     $ (14,542)      $ (16,268)       $ (16,324)     $(217,755)

Net Loss per Weighted Average
 Unit of limited partnership
 interest outstanding.......................         $    (.15)     $    (.14)      $    (.16)       $    (.16)      $   (2.16)

Investments in Syndicating
  Partnerships..............................         $       0      $       0       $       0        $       0       $       0
Other Assets................................         $      13      $      17       $      17        $     288       $     124
Total Assets................................         $      13      $      17       $      17        $     288       $     124
Loans from General Partners                          $ 182,975      $ 167,832       $ 153,290        $ 137,293       $ 120,805
Net Assets..................................         $(182,962)     $(167,815)      $(153,273)       $(137,005)      $(120,681)




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The  Registrant's   business  is  currently   limited  to  holding  and
monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $182,975 to the Registrant, of which $15,143 was advanced in 1995. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnership. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations in 1995 did not differ significantly from those in 1994 or 1993. It is expected that the Registrant's results of operations in future years will be similar to those in 1995. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, in Cherokee Center, Parsippany Commerce and 1626 in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. All six of the Syndicating Partnerships in which the Registrant originally invested have incurred severe financial problems due to the deterioration of real estate markets across the United States.

         In 1992, Cherokee Center, a Syndicating Partnership, was terminated after it let lapse its right to redeem ownership of its property, Cherokee Village Apartments. The redemption right, which had a term of one year, arose from the foreclosure sale of

Cherokee Village Apartment which occurred on June 6, 1991. Cherokee Center treated the lapsing of the redemption right (and not the foreclosure sale) as what triggered a loss of ownership for tax purposes. The loss of ownership caused Cherokee Center to allocate taxable income to the Registrant in 1992.

         In 1993, Parsippany Commerce, a Syndicating Partnership, was terminated after it lost ownership of its office building on January 11, 1993 through a foreclosure sale. Parsippany Commerce originally defaulted on its first mortgage loan in February 1991 in anticipation of its single tenant vacating the building in May 1991. The foreclosure caused the allocation of $287,354 in taxable income to the Registrant in 1993.

         In September 1991, the Syndicating Partnership owning One Financial Place defaulted on its mortgage debt and unsecured loans. Since that date the Syndicating Partnership attempted to negotiate a restructuring agreement with its various lenders. In January, 1995, a restructuring became effective which, among other changes, cured the defaults on the Syndicating Partnership's various secured and unsecured loans, extended the maturity date of its mortgage loans by three years to October 1, 1998 and reduced its required debt service payments. Thus, the restructuring should permit the Syndicating Partnership to retain ownership of One Financial Place through 1998 to possibly benefit from any recovery of the downtown Chicago office market, if one should occur.

         The two Syndicating Partnerships owning River City have been in default on their mortgage debt since June 1987. Since then the Syndicating Partnerships had attempted to negotiate a restructuring agreement with their lender, the U.S. Department of Housing and Urban Development ("HUD"). In August, 1994 the Syndicating Partnerships executed a restructuring agreement which, for a one-year period, guaranteed that HUD would not foreclose on River City if the Syndicating Partnerships make certain minimum debt service payments. The Syndicating Partnerships are presently attempting to extend this agreement. If HUD does not agree to extend the agreement, the property may be lost through foreclosure.

         The Syndicating Partnership owning Nineteen New York Properties ("19NY") successfully stabilized its ownership situation in 1992 after defaulting on various debt obligations. In 1992, 19NY executed debt restructurings with its two major lenders which cured mortgage defaults associated with six properties. One of these properties, 1697 Broadway, was subsequently sold to a third party on March 15, 1993. In January 1993, 19NY executed a debt restructuring with another lender which cured the mortgage default on an additional property. In February of 1993, a plan of reorganization was confirmed by the Federal Bankruptcy Court in the proceeding affecting 15CC and the Gulf + Western Building. Pursuant to the plan, the Gulf + Western Building was sold to its principal mortgage lender. The sales of 1697 Broadway and the Gulf + Western Building caused $11,434,817 of taxable income to be allocated to the Registrant in 1993. In February 1996, 19NY executed a debt restructuring with its lender on four properties and conveyed its interest in 227 East 4th to its mortgage lender.

         As a result of these transactions, 19NY owns six properties as of March 31, 1996. The principal goal of 19NY is to maintain ownership of these properties so that it can control the timing and terms of sale of its properties, and possibly recover lost value when and if the New York City office market experiences a recovery. However, given the level of debt encumbering all of 19NY's properties, it is likely that 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. The ultimate sale of 19NY's properties will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

         On a tax basis, the Registrant has retained a reduced investment in each Syndicating Partnership. In 1995, the Registrant had sufficient tax basis in all of the Syndicating Partnerships to recognize all the losses allocated to the Registrant. The Registrant's Limited Partners also had sufficient tax basis in 1995 to recognize all losses allocated them. In 1996, it is anticipated that the Registrant and its Limited Partners will again have sufficient tax basis to recognize all of their allocable losses.

Item 8.   Financial Statements and Supplementary Data.



                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Winthrop Interim Partners I,
   A Limited Partnership:

We have audited the accompanying balance sheets of Winthrop Interim Partners I, A Limited Partnership (a Maryland limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Interim Partners I, A Limited Partnership as of December 31,1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                  ARTHUR ANDERSEN LLP




Boston, Massachusetts
March 6, 1996

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                   BALANCE SHEETS--DECEMBER 31, 1995 AND 1994



                                     ASSETS

                                                                                          1995              1994
CASH                                                                                 $           13   $           17
                                                                                     --------------   --------------

                                                                                     $           13   $           17
                                                                                     ==============   ==============

                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Loans payable (Note 3)                                                            $      182,975   $      167,832
                                                                                     --------------   --------------

         Total liabilities                                                                  182,975          167,832
                                                                                     --------------   --------------

PARTNERS' DEFICIT:
   Limited partners-
     Units of limited partnership interest, $500 stated value per unit-
       Authorized, issued and outstanding--99,990 units                                   (2,699,586)      (2,684,590)
   General partner                                                                        2,516,624        2,516,775
                                                                                     --------------   --------------

         Total partners' deficit                                                           (182,962)        (167,815)
                                                                                     --------------   --------------

         Total liabilities and partners' deficit                                     $           13   $           17
                                                                                     ==============   ==============


                      The accompanying notes are an integral part of these financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                         1995             1994              1993

EXPENSES:
   General and administrative                                         $    15,147       $    14,542      $    16,268
                                                                      -----------       -----------      -----------

         Total expenses                                                    15,147            14,542           16,268
                                                                   --------------    --------------   --------------

         Net loss                                                     $   (15,147)      $   (14,542)     $   (16,268)
                                                                      ===========       ===========      ===========

NET LOSS ALLOCATED TO GENERAL PARTNERS                                $      (151)      $      (146)     $      (163)
                                                                      ===========       ===========      ===========

NET LOSS ALLOCATED TO LIMITED PARTNERS                                $   (14,996)      $   (14,396)     $   (16,105)
                                                                      ===========       ===========      ===========

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST                      $  (.15)          $  (.14)         $  (.16)
                                                                       =======           =======          =======


                      The accompanying notes are an integral part of these financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                    Units of
                                                     Limited           General           Limited      Total Partners'
                                                   Partnership        Partners'         Partners'         Capital
                                                     Interest          Capital           Capital

BALANCE, DECEMBER 31, 1992                            100,010      $   2,517,084     $    (2,654,089)  $   (137,005)

  Abandonments                                            (20)                 -                   -              -

  Net loss                                                  -               (163)            (16,105)       (16,268)
                                                 ------------      --------------    ---------------- --------------

BALANCE, DECEMBER 31, 1993                             99,990          2,516,921          (2,670,194)      (153,273)

  Net loss                                                  -               (146)            (14,396)       (14,542)
                                                 ------------      --------------    ---------------  -------------

BALANCE, DECEMBER 31, 1994                             99,990          2,516,775          (2,684,590)      (167,815)

  Net loss                                                  -               (151)            (14,996)       (15,147)
                                                 ------------      -------------     ---------------  -------------

BALANCE, DECEMBER 31, 1995                             99,990      $   2,516,624     $    (2,699,586)  $   (182,962)
                                                 ============      =============     ===============   ============


                      The accompanying notes are an integral part of these financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                         1995             1994              1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $   (15,147)      $   (14,542)     $   (16,268)
                                                                     -----------       -----------      -----------

         Net cash used in operating activities                           (15,147)          (14,542)         (16,268)
                                                                   -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in loans payable                                              15,143            14,542           15,997
                                                                   -------------     -------------    -------------

         Net cash provided by financing activities                        15,143            14,542           15,997
                                                                   -------------     -------------    -------------

DECREASE IN CASH                                                              (4)                -             (271)

CASH, BEGINNING OF YEAR                                                       17                17              288
                                                                   -------------     -------------    -------------

CASH, END OF YEAR                                                    $        13       $        17      $        17
                                                                     ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995




(1)    ORGANIZATION

       Winthrop Interim Partners I, A Limited Partnership (the Fund) was organized on April 14, 1983 under the Revised Uniform Limited Partnership Act of the State of Maryland. The Fund will terminate on December 31, 2033 or sooner, in accordance with the terms of the Fund's partnership agreement.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       Basis of Accounting

       The accompanying financial statements have been prepared on the accrual basis of accounting.

       Income Taxes

       No provision has been made for federal, state or local income taxes in the accompanying financial statements. The partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Fund. The Fund files its tax returns on the accrual basis.

       Investments in Syndicating Partnerships

       The Fund  invested,  as a  general  or  limited  partner,  and  initially maintained substantial equity interests in general or limited partnerships and joint ventures (the Syndicating Partnerships), which own real estate or other property. The Syndicating Partnerships entered into credit arrangements with lending institutions to finance their organization and acquisition of properties prior to the admission of additional partners (the Additional Partners). The Fund guaranteed the Syndicating Partnerships' credit obligations and pledged certain of its assets to the lending institutions. Upon the admission of the Additional Partners, the obligations under the credit arrangements were repaid, and the Fund's pledged collateral was released. The Fund continues to act as a partner of the Syndicating Partnerships with a reduced equity interest.

       The Fund accounts for these investments, both prior to and after the admission of Additional Partners, on the cost basis. This accounting policy is being followed since the Fund's period of substantial ownership was expected to be temporary and the Fund does not control or significantly influence the day-to-day operations of the Syndicating Partnerships.

                          WINTHROP INTERIM PARTNERS I,

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

                                   (Continued)


(2)    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Investments in Syndicating Partnerships (Continued)

       In general, under the cost method of accounting for investments, the investment is recorded at cost, unless a permanent impairment in value to less than cost has occurred, in which case the carrying value of the investment is reduced. Any distributions are recorded as income, to the extent that they are a distribution of earnings.

       Distributions to Partners

       As provided for in the Fund's Partnership Agreement, quarterly distributions are payable to the Partners within 60 days after the end of the quarter. The Fund's cash available for distribution is computed as cash available from operations less amounts set aside as reserves. As of December 31, 1995, there was no cash available for distribution.

(3)    TRANSACTIONS WITH RELATED PARTIES

       Two Winthrop Properties, Inc. (Two Winthrop), the Managing General Partner, is a wholly owned subsidiary of First Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, A Limited Partnership.

       The general partners are entitled to 1% of any profits or losses for tax purposes and 1% of cash available for distribution. The general partners currently satisfy all the Fund's cash requirements for general and administrative expenses through noninterest-bearing loans to be repaid out of future cash flows from the Syndicating Partnerships. It is not practicable to estimate the fair value of these loans because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

       Affiliates of the general partners earned various fees in connection with the formation and operations of the Syndicating Partnerships. During the liquidation stage of the Fund, the general partners and their affiliates are entitled to receive certain distributions, as described in the Fund's partnership agreement.

(4)    INVESTMENTS IN SYNDICATING PARTNERSHIPS

       The Fund invested a total of $2,904,000 and acquired initial general partner equity interests ranging from 75% to 99% in six Syndicating Partnerships. All of the Syndicating Partnerships admitted Additional Partners, and the Fund's equity interest was subsequently reduced in each case to less than 6%. The Fund currently accounts for all investments under the cost method of accounting. Due to continued operating deficits, debt defaults and the general market conditions affecting the assets, the Fund determined it was necessary to write down the investment in all the partnerships to their net realizable value of zero.

       During 1993, the investment in another Syndicating Partnership, Parsippany Commerce Associates Limited Partnership, was terminated after it lost ownership of its office building through a foreclosure sale held in January 1993.

       The Fund no longer guarantees any of the four remaining Syndicating Partnerships' credit obligations to the lending institutions.

(5)    TAX LOSS

       The Fund's tax loss for 1995 differs from the net loss for financial reporting purposes due to accounting differences in the recognition of the Fund's share of the Syndicating Partnerships' results of operations. The tax loss for 1995 is as follows:

        Net loss for financial reporting purposes              $     15,147

        Add--Equity in Syndicating Partnerships' tax loss           318,001

                 Tax loss                                      $    333,148

Item 9.   Disagreements on Accounting and Financial Disclosure.

         None.


                                                     PART III

Item 10.             Directors and Executive Officers of the Registrant.

(a) and (b)  Identification of Directors and Executive Officers.

       The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                               Has served as a
                                               Director and/or
                                               Officer of the Managing
      Name                  Positions Held     General Partner since

      Michael L. Ashner     Chief Executive    January 1996
                             Officer and
                             Director

      Ronald Kravit         Director           July 1995

      W. Edward Scheetz     Director           July 1995

      Richard J. McCready   Chief Operating    July 1995
                             Officer and
                             President

      Jeffrey Furber        Executive Vice     January 1996
                             President
                             and Clerk

      Anthony R. Page       Chief Financial    August 1995
                             Officer,
                             Vice President
                             and Treasurer

      Peter Braverman       Senior Vice        January 1996
                             President

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of the stockholders of the Managing General Partner and until his successor is elected and qualified.

         (c)      Identification of Certain Significant Employees.  None.

         (d)      Family Relationships.   None.

         (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990

         Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to June 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

         Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York

Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

         (f)  Involvement in Certain Legal Proceedings.   None.


Item 11.  Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 13, Certain Relationships and Related Transactions").


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

                  The  General   Partners  own  all  the   outstanding   general
partnership interests. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1996.

         (b)      Security Ownership of Management.

                  No executive officer, director or general partner of Two Winthrop, Linnaeus-Phoenix or WFA own any units of the Registrant, or has the right to acquire beneficial ownership of additional Units.

         (c)      Changes in Control.

                  There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, except as follows:

                  In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as a result, would gain control of the Registrant.


Item 13.          Certain Relationships and Related Transactions.

         (a)      Transactions with Management and Others.

                  As of March 15, 1996, the Registrant has borrowed $182,975 from the General Partners to fund its operating expenses. No interest accrues on this loan and no imputed interest is calculated for tax or other reporting purposes. Since the Registrant is a limited partnership, it has no directors or officers. In addition, the Registrant has had no transactions with individual officers or directors of the Managing General Partner other than any indirect interest such officers and directors may have in the compensation paid to the Managing General Partner, or its affiliates by virtue of (i) their indirect ownership in WFA, the indirect parent of the Managing General Partner, or (ii) their partnership interests in Linnaeus-Phoenix

         The General Partners and their affiliates are entitled to receive certain cash distributions and allocations of taxable income or loss. In addition, affiliates of the general partners have earned various fees in connection with the formation and operations of the Syndicating Partnerships. The amounts of these items and the times at which they are payable are described at pages 14-15 and 21-22 of the Prospectus under the captions

"Management Compensation" and "Profits and Losses for Tax
Purposes and Cash Distributions," which descriptions are incorporated herein by reference.

         The Registrant did not pay or accrue for the account of the General Partners and their affiliates any compensation for the years ended December 31, 1993, 1994 and 1995.

         (b)      Certain business relationships.

                  The Registrant's response to Item 13(a) is incorporated herein by this reference. In addition, it was the business of the Registrant to invest in Syndicating Partnerships, the general partners of which are affiliates of the General Partners of the Registrant. Such affiliates may have common control with the General Partners of the Registrant. See "Description of Business" under Item 1 for a description of the parties involved in each Syndicating Partnership in which the Registrant has invested.

         (c)      Indebtedness of Management.   None.

         (d)      Transactions with Promoters.   None.

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this report:

                  1. Financial Statements - See Index to Financial Statements in Item 8.

                  2. Financial Statement Schedules - See Index to Financial Statement Schedule filed pursuant to Item 14(a)(2) in "Item 8, Financial Statements and Supplementary Data." Financial statement schedules not included in "Item 8" have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

                  3. Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the last quarter covered by this report.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                              By:  TWO WINTHROP PROPERTIES, INC.,
                                   Managing General Partner

                                   By:  /s/ Michael L. Ashner
                                        Michael L. Ashner
                                        Chief Executive Officer

                                   Date:  March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date

/s/ Michael L. Ashner   Chief Executive           March 29, 1996
- ---------------------
Michael L. Ashner        Officer and Director


/s/ Ronald Kravit       Director                  March 29, 1996
Ronald Kravit


/s/ Anthony R. Page     Chief Financial Officer   March 29, 1996
Anthony R. Page

                                                 INDEX TO EXHIBITS


Exhibit Number                 Title of Document

3.  4.                         Agreement and Certificate of Limited
                               Partnership of Winthrop Interim Partners I, A
                               Limited Partnership, dated as of April 14, 1983
                               (incorporated herein by reference to the Registrant's Registration Statement on Form
                               S-11, File No. 2-83272).