Form 10QSB
period 1996-03-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1996-05-15
CIK 718535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 2-83272



                WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)



        Maryland                                    04-2787751
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)


                                                                       Three Months Ended

                                                                             March 31,
                                                                      1996                   1995

Interest Income.............................................           $      0              $      0
                                                                       --------              --------

Expenses:
   General and administrative...............................                 27                   311
                                                                       --------              --------
                                                                             27                   311
                                                                       --------              --------

      Net loss..............................................           $    (27)               $ (311)
                                                                       ========                ======

Net loss allocated to General Partners......................           $      0               $    (3)
                                                                       ========               =======

Net loss allocated to Limited Partners......................           $    (27)               $ (308)
                                                                       ========                ======

Net loss per Unit of Limited Partnership
   Interest.................................................           $   (.00)             $   (.00)
                                                                       ========              ========



   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                    (NOTE 1)



                                      ASSETS

                                                                    March 31,     December 31,
                                                                      1996                   1995
                                                                (Unaudited)     (Audited)

Cash........................................................           $        13            $        13
                                                                       -----------            -----------
                                                                       $        13            $        13
                                                                       ===========            ===========



                        LIABILITIES AND PARTNERS' CAPITAL

Accounts Payable............................................           $         0            $         0
Loans payable to affiliate..................................               183,002                182,975
                                                                       -----------            -----------
                                                                           183,002                182,975
                                                                       -----------            -----------

Partners' Capital:
   Limited Partners
      Units of Limited Partnership Interest;
      authorized, issued and outstanding -
      100,010...............................................            (2,699,613)            (2,699,586)
   General Partners.........................................             2,516,624              2,516,624
                                                                       -----------            -----------
                                                                          (182,989)              (182,962)
                                                                       -----------              ---------
                                                                       $        13            $        13
                                                                       ===========            ===========


   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)


                                                                           1996           1995
                                                                         --------       ------

Cash flows from operating activities:
   Net loss...........................................................        $    (27)             $   (311)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
        Changes in assets and liabilities:
         Increase in accounts payable.................................               0                     0
         Increase in loans payable to affiliate.......................              27                   311
                                                                              --------              --------

           Net cash used by operating activities......................               0                     0
                                                                              --------              --------

Net decrease in cash during the period................................               0                     0

Cash, beginning of the period.........................................              13                    17
                                                                              --------              --------

Cash, end of the period...............................................        $     13              $     17
                                                                              ========              ========


   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)


                                    UNITS OF
                                    LIMITED                   GENERAL             LIMITED
                                    PARTNERSHIP               PARTNERS'           PARTNERS'            TOTAL
                                    INTEREST                  CAPITAL             CAPITAL             CAPITAL



Balance,
 December 31, 1995...................     99,990               $2,516,624          $(2,699,586)         $(182,962)

Net loss.............................                                   0                  (27)               (27)
                                         -------               ----------          -----------          ---------

Balance,
 March 31, 1996 .....................     99,990               $2,516,624          $(2,699,613)         $(182,989)
                                         =======               ==========          ===========          =========


Balance,
 December 31, 1994...................     99,990               $2,516,775          $(2,684,590)         $(167,815)

Net loss.............................                                  (3)                (308)              (311)
                                         -------               ----------          -----------          ---------

Balance,
 March 31, 1995......................     99,990                2,516,772           (2,684,898)          (168,126)
                                         =======               ==========          ===========          =========


   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)



1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

          The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

          The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.        TAXABLE LOSS

          The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes due to accounting differences in the recognition of the Syndicating Partnerships' results of operations.


3.        CASH AVAILABLE FOR DISTRIBUTION

          Statement of Cash Available for Distribution for the three months ended March 31, 1996:


          Net loss..................................................................        $   (27)

          Add:  Amounts withdrawn by the Fund from reserves or
                paid by loans from affiliates.......................................            (27)
                                                                                            -------

          Cash Available for Distribution...........................................        $   -
                                                                                            =====


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          The Partnership's primary source of liquidity is distributions from its investments in four limited partnerships (the "Syndicating Partnership") which own eight commercial properties and one-mixed use property (residential and commercial). The Partnership did not receive a distribution from any of the Syndicating Partnerships during 1995 or the three months ended March 31, 1996. It is not anticipated that the Partnership will receive cash distributions from any of the Syndicating Partnerships in the future. All of the Syndicating Partnerships have incurred severe financial problems due to the deterioration of real estate markets across the United States. As a result of the financial problems of the Syndicating Partnerships, the Partnership has written down its investments to $0 in all of the Syndicating Partnerships.

          The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. The General Partners have been making loans to the Partnership sufficient to pay these expenses and are expected to do so in future years to the extent that the Partnership does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Partnership's partnership agreement for the General Partners to continue to fund operating deficits and there can be no assurance that the General Partners will continue to fund any deficits. To date, the General Partners have advanced $183,002 to the Partnership, of which $27 was advanced during the first quarter of 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from the Syndicating
          Partnership. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners.

                           Part II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


          No Report on Form 8-K was required to be filed during the period.


                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP
                                  (Partnership)



                        By: TWO WINTHROP PROPERTIES, INC.
                            Managing General Partner

                            By:/s/ Edward V. Williams
                                   Edward V. Williams
                                   Chief Financial Officer

                            By:/s/ Michael L. Ashner
                                   Michael L. Ashner
                                   Chief Executive Officer



DATED:  May 14, 1996

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            SUPPLEMENTARY INFORMATION
      REQUIRED PURSUANT TO SECTION 9.4 OF THE FUND'S PARTNERSHIP AGREEMENT
                                 MARCH 31, 1996
                                   (UNAUDITED)



All other information required pursuant to section 9.4 of the Fund's Partnership Agreement is set forth in the attached Report on Form 10-Q or Fund Report.