Form 10QSB
period 1996-06-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1996-08-14
CIK 718535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 2-83272



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

                                    YES X      NO

                         PART I - FINANCIAL INFORMATION

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS
                             ENDED JUNE 30, 1996 AND
                            1995 (UNAUDITED) (NOTE 1)


                                                            Three Months Ended                   Six Months Ended
                                                                  June 30,                           June 30,
                                                           --------------------               ---------------
                                                             1996             1995              1996              1995
                                                           --------         --------          --------          ------

Expenses:
  General and administrative.........................      $  1,883         $ 14,717          $  1,910          $ 15,028
                                                           --------         --------          --------          --------

                                                              1,883           14,717             1,910            15,028
                                                           --------         --------          --------          --------

Net loss.............................................      $ (1,883)        $(14,717)         $ (1,910)         $(15,028)
                                                           ========         ========          ========          ========



Net loss allocated to General Partners......               $    (19)        $   (147)         $    (19)         $   (150)
                                                           ========         ========          ========          ========


Net loss allocated to Limited Partners......               $ (1,864  )      $(14,570)         $ (1,891)         $(14,878)
                                                           ========         ========          ========          ========


Net loss per Unit of Limited
   Partnership Interest..............................      $   (.02)        $   (.15)         $   (.02)         $   (.15)
                                                           ========         ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31,
                            1995 (UNAUDITED) (NOTE 1)


                                                              ASSETS

                                                                       June 30,            December 31,
                                                                         1996                 1995

Cash..........................................................        $        13          $        13
                                                                      -----------          -----------
                                                                      $        13          $        13
                                                                      ===========          ===========


                                                 LIABILITIES AND PARTNERS' CAPITAL



Loans payable to affiliate....................................            184,885              182,975
                                                                      -----------          -----------
                                                                          184,885              182,975
                                                                      -----------          -----------


Partners' Capital:
   Limited Partners
   Units of Limited Partnership Interest;
   authorized, issued and outstanding -
   99,990.....................................................         (2,701,477)          (2,699,586)
   General Partners...........................................          2,516,605            2,516,624
                                                                      -----------          -----------
                                                                         (184,872)            (182,962)
                                                                      -----------          -----------
                                                                      $        13          $        13
                                                                      ===========          ===========



   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE
                                30, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)


                                                                                    1996                   1995
                                                                                  --------               ------

Cash flows from operating activities:
   Net loss.................................................................       $ (1,910)               $(15,028)

Net cash used by operating activities.......................................         (1,910)                (15,028
                                                                                   --------               ---------

Cash flows from financing activities:
   Increase in loans payable to affiliate....................................         1,910                  15,028
                                                                                   --------               ---------

Net cash provided by financing activities....................................         1,910                  15,028
                                                                                   --------               ---------

Net (decrease) increase in cash during the period............................             0                       0
Cash, beginning of the period................................................            13                      17
                                                                                   --------                --------
Cash, end of the period......................................................      $     13                $     17
                                                                                   ========                ========





   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          FOR THE SIX MONTHS ENDED JUNE
                                30, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)


                                                        UNITS OF
                                                        LIMITED             GENERAL             LIMITED
                                                        PARTNERSHIP         PARTNERS'           PARTNERS'          TOTAL
                                                        INTEREST            CAPITAL             CAPITAL            CAPITAL


Balance December 31, 1995...............................      99,990        $2,516,624         $(2,699,586)        $ (182,962)
Net loss................................................         (19)                               (1,891)            (1,910)
                                                         ----------------- -----------          ----------
Balance, June 30, 1996..................................      99,990        $2,516,605         $(2,701,477)        $ (184,872)
                                                             =======        ==========         ===========         ==========


Balance December 31, 1994...............................      99,990        $2,516,775         $(2,684,590)        $ (167,815)
Net loss................................................                          (150)            (14,878)           (15,028)
                                                             -------        -----------        -----------         ----------
Balance, June 30, 1995..................................      99,990        $2,516,625         $(2,699,468)        $ (182,843)
                                                             =======        ===========        ===========         ==========








   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

          The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K. The balance sheet at December 31, 1995 was derived from the audited financial statements at such date.

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


3.        CASH AVAILABLE FOR DISTRIBUTION

          Statement of Cash Available for Distribution for the six months ended June 30, 1996:


          Net loss..................................................................        $   (1,910)

          Add:  Amounts withdrawn by the Fund from reserves or
                paid by loans from affiliates.......................................            (1,910)
                                                                                            ----------

          Cash Available for Distribution...........................................        $     -
                                                                                            =======

          Item 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                 OR PLAN OF OPERATION


          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          The Partnership's primary source of liquidity is distributions from its investments in four limited partnerships (the "Syndicating Partnership") which own eight commercial properties and one-mixed use property (residential and commercial). The Partnership did not receive a distribution from any of the Syndicating Partnerships during 1995 or the six months ended June 30, 1996. It is not anticipated that the Partnership will receive cash distributions from any of the Syndicating Partnerships in the future. All of the Syndicating Partnerships have incurred severe financial problems due to the deterioration of real estate markets across the United States. As a result of the financial problems of the Syndicating Partnerships, the Partnership has written down its investments to $0 in all of the Syndicating Partnerships.

          The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. The General Partners have been making loans to the Partnership sufficient to pay these expenses and are expected to do so in future years to the extent that the Partnership does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Partnership's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $184,885 to the Partnership, of which $1,883 was advanced during the second quarter of 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from the Syndicating
          Partnership. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners.

                           Part II - OTHER INFORMATION


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K


          A.   EXHIBITS

               Exhibit 27 - Financial Data Schedule

          B.   REPORTS ON FORM 8-K

               No Report on Form 8-K was required to be filed during the period.

                                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP


                        By: TWO WINTHROP PROPERTIES, INC.
                            Managing General Partner

                        By: /s/ Edward V. Williams
                                Edward V. Williams
                                Chief Financial Officer




                         By: /s/ Michael Ashner
                                 Michael Ashner
                                 Chief Executive Officer



DATED:  August 14, 1996