Form 10QSB
period 1996-09-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1996-11-14
CIK 718535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 2-83272



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

                                    YES X      NO

                         PART I - FINANCIAL INFORMATION

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS
                            ENDED SEPTEMBER 30, 1996
                              AND 1995 (UNAUDITED)
                                    (NOTE 1)


                                                            Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                           --------------------               ------------------
                                                             1996             1995              1996              1995
                                                           --------         --------          --------          ------

Expenses:
   Professional Fees.................................      $  7,000             -             $  7,000              -
  General and administrative.........................      $  4,435         $    110          $  6,345          $ 15,138
                                                           --------         --------          --------          --------

                                                             11,435              110            13,345            15,138
                                                           --------         --------          --------          --------

Net loss.............................................      $(11,435)        $(   110)         $(13,345)         $(15,138)
                                                           ========         ========          ========          ========



Net loss allocated to General Partners......              $   (114)      $     (1)        $   (133)         $   (151)
                                                           ========       ========         ========          ========


Net loss allocated to Limited Partners......               $(11,321)      $(   109)        $(13,212)         $(14,987)
                                                           ========       ========         ========          ========


Net loss per Unit of Limited
   Partnership Interest..............................      $   (.11)        $   (.01)         $   (.13)         $   (.15)
                                                           ========         ========          ========          ========

The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       SEPTEMBER 30, 1996 AND DECEMBER 31,
                            1995 (UNAUDITED) (NOTE 1)


                                     ASSETS

                                                                      September 30,        December 31,
                                                                         1996                 1995

Cash..........................................................        $        13          $        13
                                                                      -----------          -----------
                                                                      $        13          $        13
                                                                      ===========          ===========


                        LIABILITIES AND PARTNERS' CAPITAL



Loans payable to affiliate....................................            196,320              182,975
                                                                      -----------          -----------
                                                                          196,320              182,975
                                                                      -----------          -----------


Partners' Capital:
   Limited Partners
   Units of Limited Partnership Interest;
   authorized, issued and outstanding -
   99,990.....................................................         (2,712,798)          (2,699,586)
   General Partners...........................................          2,516,491            2,516,624
                                                                      -----------          -----------
                                                                         (196,307)            (182,962)
                                                                      -----------          -----------
                                                                      $        13          $        13
                                                                      ===========          ===========



The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             SEPTEMBER 30, 1996 AND
                                1995 (UNAUDITED)
                                    (NOTE 1)


                                                                                    1996                   1995
                                                                                  --------               ------
Cash flows from operating activities:
   Net loss.................................................................       $(13,345)              $(15,138)
                                                                                   --------               --------

Net cash used by operating activities.......................................        (13,345)               (15,138)
                                                                                   --------               --------
Cash flows from financing activities:
   Increase in loans payable to affiliate....................................        13,345                 15,138
                                                                                   --------               --------

Net cash provided by financing activities....................................        13,345                 15,138
                                                                                   --------               --------

Net (decrease) increase in cash during the period............................             0                      0
Cash, beginning of the period................................................            13                     17
                                                                                   --------               --------
Cash, end of the period......................................................      $     13               $     17
                                                                                   ========               ========





   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                                    (NOTE 1)


                                                            UNITS OF
                                                             LIMITED           GENERAL          LIMITED
                                                         PARTNERSHIP         PARTNERS'          PARTNERS'             TOTAL
                                                            INTEREST           CAPITAL          CAPITAL             CAPITAL


Balance December 31, 1995...............................      99,990        $2,516,624         $(2,699,586)        $ (182,962)
Net loss................................................                          (133)            (13,212)            (13,345)
                                                         ----------------- -----------          ----------
Balance, September 30, 1996.............................      99,990        $2,516,491         $(2,712,798)        $ (196,307)
                                                             =======         ==========         ===========         ==========


Balance December 31, 1994...............................      99,990        $2,516,775         $(2,684,590)        $ (167,815)
Net loss................................................                          (151)            (14,987)           (15,138)
                                                             -------        -----------        -----------         ----------
Balance, September 30, 1995.............................      99,990        $2,516,624         $(2,699,577)        $ (182,953)
                                                             =======        ===========        ===========         ==========








   The accompanying notes are an integral part of these financial statements.

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)



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


3.        CASH AVAILABLE FOR DISTRIBUTION

          Statement of Cash Available for Distribution for the nine months ended September 30, 1996:


          Net loss..................................................................        $  (13,345)

          Add:  Amounts withdrawn by the Fund from reserves or
                paid by loans from affiliates.......................................            13,345
                                                                                            ----------

          Cash Available for Distribution...........................................        $     -
                                                                                            =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          The Partnership's primary source of liquidity is distributions from its investments in four limited partnerships (the "Syndicating Partnership") which own eight commercial properties and one-mixed use property (residential and commercial). The Partnership did not receive a distribution from any of the Syndicating Partnerships during 1995 or the nine months ended September 30, 1996. It is not anticipated that the Partnership will receive cash distributions from any of the Syndicating Partnerships in the future. All of the Syndicating Partnerships have incurred severe financial problems due to the deterioration of real estate markets across the United States. As a result of the financial problems of the Syndicating Partnerships, the Partnership has written down its investments to $0 in all of the Syndicating Partnerships.

          The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. The General Partners have been making loans to the Partnership sufficient to pay these expenses and are expected to do so in future years to the extent that the Partnership does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Partnership's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $196,320 to the Partnership, of which $11,435 was advanced during the third quarter of 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from the Syndicating
          Partnership. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners.




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



DATED:  November 14, 1996