Form 10KSB
period 1996-12-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1997-03-31
CIK 718535

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d)
                  of Securities Exchange Act of 1934

                                                          Commission File
For the fiscal year ended December 31, 1996               Number  2-83272

          WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
   (Exact name of small business issuer as specified in its charter)

       Maryland                                                04-2787751
(State of organization)                                (I.R.S. Employer I.D No.)

One International Place, Boston, Massachusetts                    02110
(Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number including area code: (617) 330-8600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $0.00.

No market exists for limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

                  DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB

In Which Document is
Incorporated                               Document
------------                               --------
Part I                                     Prospectus of Registrant dated
                                           July 11, 1983, and thereafter
                                           supplemented (the "Prospectus").


Transitional Small Business Disclosure Format:  Yes ___  No  X

                                PART I

Item 1.  Business.

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

         The only business of the Registrant was investing in Syndicating Partnerships. The investment objectives and policies of the Registrant are described at pages 17-21 of the Prospectus under the caption "Investment Objectives and Policies," which description is incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b). The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

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

         As of December 31, 1996, the Registrant retained interests in four Syndicating Partnerships. Two of the Syndicating Partnerships, RC Commercial and RC Apartments, own interests in a single mixed-use building referred to as "River City". The other two Syndicating Partnerships own interests in office buildings referred to as "One Financial Place" and "Nineteen New York Properties", respectively.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by it.

Change in Control.

         Two Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA").

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


         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Until July 18, 1995, the general partners of Linnaeus-Phoenix were Mr. Halleran and Jonathan W. Wexler, former directors, officers and employees of WFA. Former employees of First Winthrop and WFA are the limited partners of Linnaeus-Phoenix. On July 18, 1995, the general partnership interest was transferred to WFA.

Item 2.  Description of Property.

         Other than the investments in Syndicating Partnerships set forth below, the Registrant does not own any property.

         The table below describes the properties in which the Registrant currently, through the respective Syndicating Partnership, retains an ownership interest.

                                            Registrant Capital
                                            Contribution        Percentage
                                            to Syndicating      Interest
Property              Type of Property      Partnerships        of Registrant(1)
--------              ----------------      ------------        ----------------
One Financial Place   Commercial Office       $  200,000        1.0
                        Building

River City            High Rise Apartments        41,000        1.9
                        and Commercial Office
                        Complex

Nineteen New York     Commercial Office        2,500,000        5.2
  Properties            Properties            ----------

                                               2,741,000
                                              ==========

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

         River City. The River City property is owned by two Syndicating Partnerships in which the Registrant has invested. The Registrant has retained a 1.4% and .5% interest in RC

Commercial Limited Partnership and RC Apartments Limited Partnership, respectively.

         The River City property conducted operations under a provisional workout arrangement with The Department of Housing and Urban Development ("HUD") since 1987 when the property first became in default under its mortgage loan obligations with HUD. In December 1996, HUD sold the mortgage loan at public action. The successful bidder for the mortgage loan was an affiliate of the Managing General Partner, who purchased the loan to forestall foreclosure proceedings while efforts were made to restructure the debt. However, given the level of debt encumbering the properties (approximately $90mm) versus its current appraised value (approximately $40-42mm), it is unlikely the Syndicating Partnerships will be able to restructure its debt or realize any proceeds from the disposition of the properties. Therefore, the Registrant presently carries the interest at a net realizable value of zero.

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

Item 3.  Legal Proceedings.

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

         As of March 15, 1997, there were 1,745 holders of 99,805 outstanding Units of record.

         For the year ended December 31, 1984, $50,000,000 was distributed to the Limited Partners; an amount equal to their original capital contributions. There were no cash distributions paid or accrued for the years ended December 31, 1985 through 1996. See "Item 6 Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.


         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $198,345 to the Registrant, of which $15,370 was advanced in 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnership. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations in 1996 did not differ significantly from those in 1995. It is expected that the Registrant's results of operations in future years will be similar to those in 1996. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. All four of the Syndicating Partnerships in which the Registrant is currently invested have incurred severe financial problems due to the deterioration of real estate markets across the United States.

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

         The two Syndicating Partnerships owning River City have been in default on their mortgage debt since June 1987 when the property first became in default under its mortgage loan obligations with HUD. In December 1996, HUD sold its mortgage loan at public action. The successful bidder for the mortgage loan was an affiliate of the Managing General Partner, who purchased the loan to forestall foreclosure proceedings while efforts were made to restructure the debt. However, given the level of debt encumbering the properties (approximately $90mm) versus its current appraised value (approximately $40-42mm), it is unlikely the Syndicating Partnerships will be able to restructure its debt or realized any proceeds from the disposition of the properties. Therefore, the

Registrant presently carries the interest at a net realizable value of zero.

         The Syndicating Partnership owning an interest in Nineteen New York Properties ("19NY") restructured its debt on four properties which substantially reduced 19NY's current debt service requirements through 1998. As a result of this modification, the likelihood of a monetary default has been deferred form 1996 to 1998. Consequently, the negative tax consequences associated with a foreclosure or transfer of the properties could be deferred for up to two years. In January 1996, 19NY conveyed its interest in the property located at 227 East 45th Street to its mortgage lender.

         As a result of these transactions, 19NY owns six properties as of March 31, 1997. The principal goal of 19NY is to maintain ownership of these properties so that it can control the timing and terms of sale of its properties, and possibly recover lost value when and if the New York City office market experiences a recovery. However, given the level of debt encumbering all of 19NY's properties, it is likely that 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. The ultimate sale of 19NY's properties will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

Item 7. Financial Statements

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                             Financial Statements

                         Year Ended December 31, 1996

                              Table of Contents


                                                                         Page
                                                                         ----
Independent Auditors' Reports..........................................  F - 2

Financial Statements:

      Balance Sheets at December 31, 1996 and 1995.....................  F - 4

      Statements of Operations for the Years Ended
              December 31, 1996 and 1995...............................  F - 5

      Statement of Partners' Deficit for the Years Ended
              December 31, 1996 and 1995...............................  F - 6


      Statements of Cash Flows for the Years Ended
              December 31, 1996 and 1995...............................  F - 7

      Notes to Financial Statements....................................  F - 8

                          Independent Auditors' Report


To the Partners of
Winthrop Interim Partners I,
   A Limited Partnership:

We have audited the accompanying balance sheet of Winthrop Interim Partners I, A Limited Partnership (a Maryland limited partnership) (the "Partnership") as of December 31, 1996 and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Interim Partners I, A Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   /s/ Imowitz Koenig & Co., LLP



New York, New York
March 12, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Winthrop Interim Partners I, A Limited Partnership:

We have audited the accompanying balance sheets of Winthrop Interim Partners I, A Limited Partnership (a Maryland limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Interim Partners I, A Limited Partnership as of December 31, 1995, the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 6, 1996

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                              DECEMBER 31,
                                                     ---------------------------
ASSETS                                                   1996           1995
                                                     -----------    -----------
Cash                                                 $        13    $        13
                                                     -----------    -----------
         Total Assets                                $        13    $        13
                                                     ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                          $   198,345    $   182,975
                                                     -----------    -----------
         Total liabilities                               198,345        182,975
                                                     -----------    -----------
Partners' Deficit:

     Limited partners deficit -
         $500 stated value per unit - authorized,
             issued and outstanding - 99,990
                units as of December 31, 1996
                and 1995, respectively.               (2,714,802)    (2,699,586)
     General partners' capital                         2,516,470      2,516,624
                                                     -----------    -----------
         Total partners' deficit                        (198,332)      (182,962)
                                                     -----------    -----------
         Total liabilities and partners' deficit     $        13    $        13
                                                     ===========    ===========


                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                       1996        1995
                                                     -------     --------
Expenses:

    General and administrative                       $ 15,370    $ 15,147
                                                     --------    --------
         Total expenses                                15,370      15,147
                                                     --------    --------
         Net loss                                    $(15,370)   $(15,147)
                                                     ========    ========

Net Loss Allocated:

    General Partners                                 $   (154)   $   (151)
                                                     ========    ========
    Limited Partners                                 $(15,216)   $(14,996)
                                                     ========    ========
Net loss per unit of limited partnership interest    $  (0.15)   $  (0.15)
                                                     ========    ========

                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' DEFICIT

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                  Units of
                                  Limited       General        Limited         Total
                                Partnership    Partner's      Partners'      Partners'
                                  Interest      capital       (deficit)      (deficit)
                                -----------    ---------      ---------      ---------
Balance - December 31, 1994          99,990  $ 2,516,775    $(2,684,590)      (167,815)

Net loss                               --           (151)       (14,996)       (15,147)
                                -----------  -----------    -----------    -----------

Balance - December 31, 1995          99,990    2,516,624     (2,699,586)      (182,962)

Net loss                                            (154)       (15,216)       (15,370)
                                -----------  -----------    -----------    -----------

Balance - December 31, 1996          99,990  $ 2,516,470    $(2,714,802)   $  (198,332)
                                ===========  ===========    ===========    ===========


                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                   YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $  (15,370)    $  (15,147)
                                                 ----------     ----------
        Cash used in operating activities           (15,370)       (15,147)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                            15,370         15,143
                                                 ----------     ----------

        Cash provided by financing activities        15,370         15,143
                                                 ----------     ----------

Decrease in cash                                          -             (4)

Cash at Beginning of Year                                13             17
                                                 ----------     ----------

Cash at End of Year                              $       13     $       13
                                                 ==========     ===========


                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 -      ORGANIZATION

              Winthrop Interim Partners I, A Limited Partnership (the "Partnership") was organized on April 14, 1983 under the Revised Uniform Limited Partnership Act of the State of Maryland. The Partnership will terminate on December 31, 2033 or sooner, in accordance with the terms of the Partnership's agreement.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Accounting

              The accompanying financial statements have been prepared on the accrual basis of accounting.

              Income Taxes

              Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

              Investments in Syndicating Partnerships

              The Partnership invested, as a general or limited partner, and initially maintained substantial equity interests in six general or limited partnerships and joint ventures (the "Syndicating Partnerships"), which own real estate or other property. As of December 31, 1996 and 1995, the Partnership has interests in four Syndicating Partnerships.

              The Partnership accounts for these investments under the cost method of accounting. This accounting policy is being followed since the Partnership's period of substantial ownership was expected to be temporary and the Partnership does not control or significantly influence the day-to-day operations of the Syndicating Partnerships.

              In general, under the cost method of accounting for investments, the investment is recorded at cost, unless a permanent impairment in value to less than cost has occurred, in which case the carrying value of the investment is reduced. Any distributions are recorded as income, to the extent that they are a distribution of earnings.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (Continued)

NOTE 3 -      TRANSACTIONS WITH RELATED PARTIES

              Two Winthrop Properties, Inc. ("Two Winthrop"), the Managing General Partner, is a wholly owned subsidiary of First Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, A Limited Partnership.

              The general partners are entitled to 1% of any profits or losses for tax purposes and 1% of cash available for distribution. The general partners currently satisfy all the Partnership's cash requirements for general and administrative expenses through non-interest bearing loans to be repaid out of future cash flows from the Syndicating Partnerships. It is not practicable to estimate the fair value of these loans because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

              Affiliates of the general partners earned various fees in connection with the formation and operations of the Syndicating Partnerships. During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain distributions, as described in the Partnership agreement.

NOTE 4 -      INVESTMENTS IN SYNDICATING PARTNERSHIPS

              The Partnership invested a total of $2,904,000 and acquired initial general or limited partner equity interests ranging from 75% to 99% in six Syndicating Partnerships. The Syndicating Partnership's entered into credit agreements with lending institutions to finance their organization and acquisition of properties prior to the admission of additional partners (the "Additional Partners"). The Partnership guaranteed the credit obligations of the Syndicating Partnership and pledged certain assets to the lending institutions. Upon admission of the Additional Partners, the obligations under the credit agreements were repaid and the Partnership's collateral was released. Subsequent to the admission of the Additional Partners, the Partnership's equity interest in each Syndicating Partnership was reduced to less than 6%.

              The Partnership currently accounts for all investments under the cost method of accounting. Due to continued operating deficits, debt defaults and the general market conditions affecting the assets, the Partnership determined it was necessary to write down the investment in the four remaining Syndicating Partnerships to their net realizable value of zero.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (Continued)

NOTE 5 -      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

              The difference between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements is related to the differences in recognition of the Partnership's share of the Syndicating Partnerships' results of operations. As of December 31, 1996 and 1995 the differences are as follows:

                                                       1996           1995
                                                       ----           ----
              Net (loss) - financial statements     $  (15,370)    $  (15,147)

              Equity in Syndicating Partnerships
                tax income (loss)                    2,341,826       (318,001)
                                                    ----------     ----------
              Net income loss - income tax method   $2,326,456     $ (333,148)
                                                    ==========     ==========

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective September 27, 1996, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Registrant's financial statements for calendar years ended December 31, 1995 and 1994, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar years ended 1994, 1995 and through September 27, 1996, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 27, 1996, the Registrant engaged Imowitz Koenig as its Independent Auditors. The Registrant did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 27, 1996.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

(a)    Identification of Directors and Executive Officers.

       The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                         Has served as a
                                         Director and/or
                                         Officer of the
                                         Managing
Name                  Positions Held     General Partner since
----                  --------------     ---------------------

Michael L. Ashner     Chief Executive    January 1996
                       Officer and
                       Director

Richard J. McCready   Chief Operating    July 1995
                       Officer and
                       President

Jeffrey Furber        Executive Vice     July 1995
                       President
                       and Clerk

Edward Williams       Chief Financial    April 1996
                       Officer,
                       Vice President
                       and Treasurer

Peter Braverman       Senior Vice        January 1996
                       President

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from
April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

         (b)      Identification of Certain Significant Employees.  None.

         (c)      Family Relationships.   None.

         (d)      Involvement in Certain Legal Proceedings.  None.

Item 10.  Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         (a)      Security Ownership of Certain Beneficial Owners.

                  The General Partners own all the outstanding general partnership interests. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1997.

         (b)      Security Ownership of Management.

                  No executive officer, director or general partner of Two Winthrop, Linnaeus-Phoenix or WFA own any Units of the Registrant, or has the right to acquire beneficial ownership of additional Units.

         (c)      Changes in Control.

                  There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.


Item 12.  Certain Relationships and Related Transactions.

                  As of March 15, 1997, the Registrant has borrowed $198,345 from the General Partners to fund its operating expenses. No interest accrues on this loan and no imputed interest is calculated for tax or other reporting purposes. Since the Registrant is a limited partnership, it has no directors or officers. In addition, the Registrant has had no transactions with individual officers or directors of the Managing General Partner other than any indirect interest such officers and directors may have in the compensation paid to the Managing General Partner, or its affiliates by virtue of (i) their indirect ownership in WFA, the indirect parent of the Managing General Partner, or (ii) their partnership interests in Linnaeus-Phoenix

         The Registrant did not pay or accrue for the account of the General Partners and their affiliates any compensation for the years ended December 31, 1995 and 1996.

                                PART IV

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the last quarter covered by this report.

                              SIGNATURES
                              ----------

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

                                      WINTHROP INTERIM PARTNERS I,
                                      A LIMITED PARTNERSHIP

                                      By:  TWO WINTHROP PROPERTIES, INC.,
                                           Managing General Partner

                                           By:  /s/ Michael L. Ashner
                                              -----------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

                                           Date:  March 28, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                     Title                     Date
--------------                     -----                     ----

/s/ Michael L. Ashner              Chief Executive           March 28, 1997
---------------------              Officer and Director
Michael L. Ashner

/s/ Edward Williams                Chief Financial Officer   March 28, 1997
---------------------
Edward Williams

                           INDEX TO EXHIBITS

Exhibit Number                 Title of Document
--------------                 -----------------
3.  4.                         Agreement and Certificate of Limited
                               Partnership of Winthrop  Interim Partners
                               I, A Limited  Partnership,  dated as of
                               April 14, 1983 (incorporated  herein by
                               reference to the Registrant's
                               Registration Statement on Form S-11, File
                               No. 2-83272).