Form 10QSB
period 1997-03-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1997-05-14
CIK 718535

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 2-83272

              Winthrop Interim Partners I, A Limited Partnership
                     (Exact name of small business issuer
                         as specified in its charter)

               Maryland                                04-2787751
    -------------------------------        -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  One International Place, Boston, MA                    02110
---------------------------------------    -----------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code     (617) 330-8600
                                                   ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

                                    1 of 9

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets  (Unaudited)


                                                     March 31,    December 31,
ASSETS                                                 1997           1996
                                                     ---------    ------------

Cash                                                 $        13   $        13
                                                     -----------   -----------

     Total Assets                                    $        13   $        13
                                                     ===========   ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                          $   204,345   $   198,345
                                                     -----------   -----------

     Total liabilities                                   204,345       198,345
                                                     -----------   -----------

Partners' Deficit:

     Limited partners' deficit -
         $500 stated value per unit - authorized,
             issued and outstanding 99,990 units      (2,720,742)   (2,714,802)
     General partners' capital                         2,516,410     2,516,470
                                                     -----------   -----------

     Total partners' deficit                            (204,332)     (198,332)
                                                     -----------   -----------

     Total Liabilities and Partners' deficit         $        13   $        13
                                                     ===========   ===========



                      See notes to financial statements.

                                    2 of 9

             WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                                         MARCH 31, 1997


Statements of Operations  (Unaudited)

                                                   For the Three Months Ended
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------


Expenses:

     General and administrative                     $  6,000         $     27
                                                    --------         --------

         Total expenses                                6,000               27
                                                    --------         --------

         Net loss                                   $ (6,000)        $    (27)
                                                    ========         ========


Net Loss Allocated:

     General partners                               $    (60)        $      -
                                                    ========         ========


     Limited partners                               $ (5,940)        $    (27)
                                                    ========         ========


Net loss per unit of limited partnership interest   $  (0.06)        $   0.00
                                                    ========         ========




                      See notes to financial statements.

                                    3 of 9

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997

Statement of Partners' Deficit (Unaudited)


                             Units of
                              Limited       General      Limited       Total
                            Partnership    Partners'    Partners'    Partners'
                             Interest       capital     (deficit)    (deficit)
                            -----------    ---------    ---------    ---------


Balance - January 1, 1997     99,990      $2,516,470   $(2,714,802)  $(198,332)

    Net loss                       -             (60)       (5,940)     (6,000)
                              ------      ----------   -----------   ---------

Balance - March 31, 1997      99,990      $2,516,410   $(2,720,742)  $(204,332)
                              ======      ==========   ===========   =========



                      See notes to financial statements.

                                    4 of 9

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997


Statements of Cash Flows  (Unaudited)

                                                   For the Three Months Ended
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $ (6,000)        $    (27)
                                                    --------         --------

     Cash used in operating activities                (6,000)             (27)
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                              6,000               27
                                                    --------         --------

     Cash provided by financing activities             6,000               27
                                                    --------         --------

Decrease in cash                                           -                -

Cash at Beginning of Year                                 13               13
                                                    --------         --------

Cash at End of Year                                 $     13         $     13
                                                    ========         ========

                      See notes to financial statements.

                                    5 of 9

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997

                        NOTES TO FINANCIAL STATEMENTS

1.       General

         These financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the three months ended March 31, 1997:

                Net loss                                       $       (6,000)

                Add:  Amounts paid by loans from affiliates             6,000
                                                               --------------

                Cash Available for Distribution                $            -
                                                               ==============


                                    6 of 9

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources

         The Registrant's business is currently limited to holding and monitoring its investments in four limited partnerships (the

         "Syndicating Partnerships"). The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $204,345 to the Registrant, of which $6,000 was advanced in the three months ended March 31, 1997. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnership. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations for the three months ended March 31, 1997 did not differ significantly from those in 1996. It is expected that the Registrant's results of operations in future years will be similar to those in 1996. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. All four of the Syndicating Partnerships in which the Registrant is currently invested in have incurred severe financial problems due to the deterioration of real estate markets across the United States. As a result and based upon the pending maturity of the loans encumbering the Syndicating Partnerships properties, it is possible that the properties held by the Syndicating Partnerships may be lost through foreclosure during 1997 and 1998.

                                    7 of 9

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27. Financial Data Schedule is filed as an exhibit to this report.


         (b) Reports on Form 8-K

             No report on Form 8-K was filed during the period.

                                    8 of 9

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINTHROP INTERIM PARTNERS I,
                            A LIMITED PARTNERSHIP

                    BY:      Two Winthrop Properties, Inc.
                             Managing General Partner

                    BY:      /s/ Michael Ashner
                             ------------------------------
                             Michael Ashner
                             Chief Executive Officer

                    BY:      /s/ Edward V. Williams
                             ------------------------------
                             Edward V. Williams
                             Chief Financial Officer


                                 May 14, 1997


                                    9 of 9