Form 10QSB
period 1997-06-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1997-08-13
CIK 718535

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to _________

                        Commission File Number 2-83272

              Winthrop Interim Partners I, A Limited Partnership
      (Exact name of small business issuer as specified in its charter)

                    Maryland                            04-2787751
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

        One International Place, Boston, MA                        02110
      (Address of principal executive office)                    (Zip Code)

  Registrant's telephone number, including area code           (617) 330-8600
                                                          ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

                                   1 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                JUNE 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets  (Unaudited)

                                                      June 30,      December 31,
ASSETS                                                  1997            1996
                                                    -----------     -----------
Cash                                                $        13     $        13
                                                    -----------     -----------

  Total Assets                                      $        13     $        13
                                                    ===========     ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                         $   217,849     $   198,345
                                                    -----------     -----------

  Total liabilities                                     217,849         198,345
                                                    -----------     -----------

Partners' Deficit:

  Limited partners' deficit -
    $500 stated value per unit - authorized,
        issued and outstanding 99,990 units          (2,734,111)     (2,714,802)
  General partners' capital                           2,516,275       2,516,470
                                                    -----------     -----------

  Total Partners' deficit                              (217,836)       (198,332)
                                                    -----------     -----------

  Total Liabilities and Partners' Deficit           $        13     $        13
                                                    ===========     ===========

                      See notes to financial statements.

                                   2 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                JUNE 30, 1997

Statements of Operations  (Unaudited)

                                                 For the Six     Months Ended
                                                June 30, 1997    June 30, 1996
                                                -------------    -------------

Expenses:

  General and administrative                     $ 19,504           $  1,910
                                                 --------           --------
    Total expenses                               19,504                1,910
                                                 --------           --------
    Net loss                                     $(19,504)          $ (1,910)
                                                 ========           ========

Net Loss Allocated:

  General partners                               $   (195)          $    (19)
                                                 ========           ========

  Limited partners                               $(19,309)          $ (1,891)
                                                 ========           ========


Net loss per unit of limited partnership
    interest                                     $  (0.19)          $  (0.02)
                                                 ========           ========

                      See notes to financial statements.

                                   3 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                JUNE 30, 1997

Statements of Operations  (Unaudited)


                                              For the Three    Months Ended
                                              June 30, 1997    June 30, 1996
                                              -------------    -------------
Expenses:

  General and administrative                     $ 13,504        $  1,883
                                                 --------        --------
    Total expenses                                 13,504           1,883
                                                 --------        --------
    Net loss                                     $(13,504)       $ (1,883)
                                                 ========        ========

Net Loss Allocated:

  General partners                               $   (135)       $    (19)
                                                 ========        ========

  Limited partners                               $(13,369)       $ (1,864)
                                                 ========        ========


Net loss per unit of limited partnership
   interest                                      $  (0.13)       $  (0.02)
                                                 ========        ========


                      See notes to financial statements.

                                   4 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                JUNE 30, 1997

Statement of Partners' Deficit (Unaudited)


                           Units of
                            Limited      General       Limited         Total
                          Partnership    Partners'     Partners'      Partners'
                            Interest     capital       (deficit)      (deficit)
                          -----------    ---------     ---------     -----------

Balance - January 1, 1997   99,990      $2,516,470   $(2,714,802)    $(198,332)

 Net loss                       --            (195)      (19,309)      (19,504)
                           ----------   ----------   -----------     ---------
Balance - June 30, 1997     99,990      $2,516,275   $(2,734,111)    $(217,836)
                           ==========   ==========   ===========     ==========

                      See notes to financial statements.

                                   5 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                JUNE 30, 1997

Statements of Cash Flows  (Unaudited)


                                                  For the Six      Months Ended
                                                 June 30, 1997     June 30, 1996
                                                 -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $(19,504)         $ (1,910)
                                                    --------          --------
  Cash used in operating activities                  (19,504)           (1,910)
                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                             19,504             1,910
                                                    --------          --------
  Cash provided by financing activities               19,504             1,910
                                                    --------          --------

Decrease in cash                                          --                --

Cash at Beginning of Year                                 13                13
                                                    --------          --------
Cash at End of Year                                 $     13          $     13
                                                    ========          ========


                      See notes to financial statements.

                                   6 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                JUNE 30, 1997

                        NOTES TO FINANCIAL STATEMENTS

1.       General

         These financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the six months ended June 30, 1997:

            Net loss                                      $(19,504)

            Add:  Amounts paid by loans from affiliates     19,504
                                                          --------

            Cash Available for Distribution               $   --
                                                          ========


                                   7 of 10

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                JUNE 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources

         The Registrant's business is currently limited to holding and monitoring its investments in four limited partnerships (the "Syndicating Partnerships"). The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $217,849 to the Registrant, of which $19,504 was advanced in the six months ended June 30, 1997. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations for the three and six months ended June 30, 1997 declined from the comparable periods in 1996, due to an increase in printing and mailing costs and the timing of certain expenses. It is expected that the Registrant's results of operations in future years will be similar to those in 1996. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. All four of the Syndicating Partnerships in which the Registrant is currently invested in have incurred severe financial problems due to the deterioration of real estate markets across the United States. As a result and based upon the pending maturity of the loans encumbering the Syndicating Partnerships properties, it is possible that the properties held by the Syndicating Partnerships may be lost through foreclosure or sold during 1997 and 1998.

                                   8 of 10

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                JUNE 30, 1997

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                27. Financial Data Schedule is filed as an exhibit to this report.

          (b)   Reports on Form 8-K

                No report on Form 8-K was filed during the period.

                                   9 of 10

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                JUNE 30, 1997

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

                          WINTHROP INTERIM PARTNERS I,
                          A LIMITED PARTNERSHIP

                             BY:      Two Winthrop Properties, Inc.
                                      Managing General Partner

                             BY:      /s/ Michael L.  Ashner
                                      -----------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer

                             BY:      /s/ Edward V. Williams
                                      -----------------------------
                                      Edward V. Williams
                                      Chief Financial Officer

                             August 8, 1997

                                   10 of 10