Form 10KSB
period 1997-12-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1998-03-31
CIK 718535

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934

                                                               Commission File
For the fiscal year ended December 31, 1997                    Number  2-83272
                          -----------------                            -------

              WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Maryland                                            04-2787751
-----------------------                              -------------------------
(State of organization)                              (I.R.S. Employer I.D No.)

5 Cambridge Center, Cambridge, Massachusetts                          02142
--------------------------------------------                        ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code: (617) 234-3000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------

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

                                     None

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

         As of March 1, 1998, the Registrant retained interests in two Syndicating Partnerships. Two of the Syndicating Partnerships, RC Commercial and RC Apartments, owned interests in a single mixed-use building referred to as "River City" which was foreclosed on in January 1998. See "Subsequent Event" below. The other two Syndicating Partnerships own interests in office buildings referred to as "One Financial Place" and "Nineteen New York Properties", respectively.

         The only business of the Registrant was investing in Syndicating Partnerships. The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by it.

Change in Control

         Two Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA").

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty five percent (35%) limited partnership interest in W.L. Realty.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1998, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of Two Winthrop resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive

Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Until July 18, 1995, the general partners of Linnaeus-Phoenix were Mr. Halleran and Jonathan W. Wexler, former directors, officers and employees of WFA. Former employees of First Winthrop and WFA are the limited partners of Linnaeus-Phoenix. On July 18, 1995, the general partnership interest was transferred to WFA.

Subsequent Event

         River City. The River City property was owned by two Syndicating Partnerships in which the Registrant had invested. The Registrant retained a

1.4% and .5% interest in RC Commercial Limited Partnership and RC Apartments Limited Partnership (collectively, the "RC Partnerships"), respectively.

         The River City property conducted operations under a provisional workout arrangement with The Department of Housing and Urban Development ("HUD") since 1987 when the property first became in default under its mortgage loan obligations with HUD. In December 1996, HUD sold the mortgage loan at public action. The successful bidder for the mortgage loan was an affiliate of the Managing General Partner, who purchased the loan to forestall foreclosure proceedings while efforts were made to restructure the debt. In 1997, the mortgage loan was sold and, in January 1998 due to the value of the River City property being less than the outstanding indebtedness, the River City property was foreclosed upon by the noteholder. The amount of taxable income in 1998 attributable to the Partnership as a result of this foreclosure is expected to be $1,130,000 or $11.00 per unit.


Item 2.  Description of Property.

         Other than the investments in Syndicating Partnerships set forth below, the Registrant does not own any property.

         The table below describes the properties in which the Registrant currently, through the respective Syndicating Partnership, retains an ownership interest.

                                           Registrant Capital
                                           Contribution        Percentage
                                           to Syndicating      Interest
Property               Type of Property    Partnerships        of Registrant(1)
--------               ----------------    ------------        ----------------

One Financial Place    Commercial Office   $  200,000          1.0
                         Building

Nineteen New York      Commercial Office    2,500,000          5.2
  Properties             Properties        ----------
                                           $2,700,000
                                           ==========


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

         19NY. The Registrant owns an interest in 1626 New York Associates Limited Partnership ("1626"), a Syndicating Partnership which holds an interest in Nineteen New York Properties ("19NY"). 19NY originally acquired 19 commercial properties in 1984. As of March 1, 1998, 19NY owned five properties.

         In February 1996, 19NY restructured the mortgage loans on four commercial properties (one of which was sold in January 1998), and conveyed one other property to its mortgage lender in consideration for the release of a mortgage loan held by that lender on another property. In addition, the loan encumbering the other two properties was refinanced in 1997. The mortgage loans on the four commercial properties (the "Zeus Loans") were scheduled to mature in February 1998, however, the lender has extended these loans on a month by month basis. It is anticipated that the lender will continue to extend these loans until the properties are sold. The mortgage loans on the remaining two properties mature in August 1999. Given the level of debt encumbering the properties, it is likely 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. Therefore, the Registrant presently carries the interest at a net realizable value of zero.

         See Item 6 "Management's Discussion and Analysis or Plan of Operation" for information relating to future operations of the Registrant and the Syndicating Partnerships.


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

         As of March 15, 1998, there were 1,734 holders of outstanding Units of record.

         For the year ended December 31, 1984, $50,000,000 was distributed to the Limited Partners; an amount equal to their original capital contributions. There were no cash distributions paid or accrued for the years ended December 31, 1985 through 1997. See "Item 6 Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $233,175 to the Registrant, of which $34,830 was advanced in 1997. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations in 1997 declined from those in 1996, due to increases in tax return processing costs and printing and mailing costs. It is expected that the Registrant's results of operations in future years will be similar to those in 1997. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 New York Associates Limited Partnership in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. As of March 1, 1998, the two remaining Syndicating Partnerships, in which the Registrant is currently invested in, incurred severe financial problems from which they have never recovered due to the deterioration of real estate markets across the United States in the 1980's.

         In September 1991, the Syndicating Partnership owning One Financial Place defaulted on its mortgage debt and unsecured loans. Since that date the Syndicating Partnership attempted to negotiate a restructuring agreement with its various lenders. In January, 1995, a restructuring became effective which, among other changes, cured the defaults on the Syndicating

Partnership's various secured and unsecured loans, extended the maturity date of its mortgage loans by three years to October 1, 1998 and reduced its required debt service payments. Thus, the restructuring permits the Syndicating Partnership to retain ownership of One Financial Place. It is not anticipated, however, that One Financial Place will have sufficient value to enable it to refinance or sell its assets. Accordingly, it is expected that the lender will foreclose on One Financial Place's asset.

         The two Syndicating Partnerships owning River City have been in default on their mortgage debt since June 1987. In 1997, the Syndicating Partnerships entered into an agreement to sell the River City property. The property was sold in January 1998. All of the proceeds from the sale were used to partially satisfy the outstanding mortgage indebtedness. For financial reporting purposes, no gain or loss will be recognized in 1998. For tax reporting purposes, the disposition of the property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

         The Syndicating Partnership owning an interest in Nineteen New York Properties ("19NY") restructured its debt on four properties ("Zeus Properties"), which substantially reduced 19NY's current debt service requirements through February 1998. As a result of this modification, the likelihood of a monetary default had been deferred from 1996 to 1998. Consequently, the negative tax consequences associated with the sale or foreclosure of the Properties was deferred for up to two years.

         On January 13, 1998, 19NY sold its 1372 Broadway property. All of the proceeds were used to partially satisfy its outstanding mortgage indebtedness, with the unsatisfied portion of the debt being reallocated among the remaining Zeus Properties.

         In February 1998, the lender on the Zeus Properties extended the maturity date on the debt to March 31, 1998. Although there can be no assurance that the lender will do so, it is anticipated that the lender will continue to extend these loans on a month by month basis until the Zeus Properties are sold.

         In addition, the loans encumbering the other two remaining properties, which were scheduled to mature, were refinanced in 1997.

         As of March 1, 1998, 19NY owns five commercial properties in New York City. Given the level of debt encumbering all of 19NY's properties, it is likely that 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. The ultimate disposition of 19NY's properties will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

         The Registrant is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 7.  Financial Statements

                             Financial Statements

                         Year Ended December 31, 1997

                               Table of Contents

                                                                      Page
                                                                      ----

Independent Auditors' Report                                          F - 2

Financial Statements:

Balance Sheets at December 31, 1997 and 1996                          F - 3

Statements of Operations for the Years Ended
  December 31, 1997 and 1996                                          F - 4

Statements of Partners' Deficit for the Years Ended
  December 31, 1997 and 1996                                          F - 5

Statements of Cash Flows for the Years
  Ended December 31, 1997 and 1996                                    F - 6

Notes to Financial Statements                                         F - 7

                         Independent Auditors' Report

To the Partners of
Winthrop Interim Partners I,
A Limited Partnership:

         We have audited the accompanying balance sheets of Winthrop Interim Partners I, A Limited Partnership (a Maryland limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Interim Partners I, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 /s/ Imowitz Koenig & Co., LLP

New York, New York
March 24, 1998

                         WINTHROP INTERIM PARTNERS I,
                             A LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                              ---------------------------------------------

ASSETS                                                                                 1997                     1996
                                                                              ---------------------    --------------------
Cash                                                                          $                 13     $                13
                                                                              ---------------------    --------------------

         Total Assets                                                         $                 13     $                13
                                                                              =====================    ====================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                                                   $            233,175     $           198,345
                                                                              ---------------------    --------------------

         Total liabilities                                                                 233,175                 198,345
                                                                              ---------------------    --------------------

Partners' Deficit:

     Limited partners deficit -
         $500 stated value per unit - authorized,
             issued and outstanding - 99,990
                units as of December 31, 1997
                and 1996                                                                (2,749,284)             (2,714,802)
     General partners' capital                                                           2,516,122               2,516,470
                                                                              ---------------------    --------------------

         Total partners' deficit                                                          (233,162)               (198,332)
                                                                              ---------------------    --------------------

         Total liabilities and partners'  deficit                             $                 13     $                13
                                                                              =====================    ====================

                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                             A LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------

                                                                                      1997                  1996
                                                                             --------------------------------------------
Expenses:

    General and administrative                                               $             34,830    $            15,370
                                                                             ---------------------   --------------------

         Total expenses                                                                    34,830                 15,370
                                                                             ---------------------   --------------------

         Net loss                                                            $            (34,830)   $           (15,370)
                                                                             =====================   ====================


Net Loss Allocated:

    General Partners                                                         $               (348)   $              (154)
                                                                             =====================   ====================


    Limited Partners                                                         $            (34,482)   $           (15,216)
                                                                             =====================   ====================


Net loss per unit of limited partnership interest                            $              (0.34)   $             (0.15)
                                                                             =====================   ====================

                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                             A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT

                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           Units of
                                           Limited                 General                 Limited                  Total
                                         Partnership              Partner's               Partners'               Partners'
                                           Interest                capital                (deficit)               (deficit)
                                    --------------------    ----------------------   ---------------------   --------------------
Balance - December 31, 1995                      99,990     $           2,516,624    $         (2,699,586)   $          (182,962)

Net loss                                              -                      (154)                (15,216)               (15,370)
                                    --------------------    ----------------------   ---------------------   --------------------

Balance - December 31, 1996                      99,990                 2,516,470              (2,714,802)              (198,332)

Net loss                                              -                      (348)                (34,482)               (34,830)
                                    --------------------    ----------------------   ---------------------   --------------------

Balance - December 31, 1997                      99,990      $          2,516,122     $        (2,749,284)   $          (233,162)
                                    ====================    ======================   =====================   ====================

                      See notes to financial statements.

                         WINTHROP INTERIM PARTNERS I,
                             A LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------------

                                                                                        1997                  1996
                                                                               --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                       $            (34,830)   $           (15,370)
                                                                               ---------------------   --------------------

        Cash used in operating activities                                                   (34,830)               (15,370)
                                                                               ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                                                                    34,830                 15,370
                                                                               ---------------------   --------------------

        Cash provided by financing activities                                                34,830                 15,370
                                                                               ---------------------   --------------------

Decrease in cash                                                                                  -                      -

Cash at Beginning of Year                                                                        13                     13
                                                                               ---------------------   --------------------

Cash at End of Year                                                            $                 13    $                13
                                                                               =====================   ====================

                      See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

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

Investments in Syndicating Partnerships

         The Partnership invested, as a general or limited partner, and initially maintained substantial equity interests in six general or limited partnerships and joint ventures (the "Syndicating Partnerships"), which own real estate or other property. As of December 31, 1997 and 1996, the Partnership had interests in four Syndicating Partnerships (see Note 6).

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

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

         Two Winthrop Properties, Inc. ("Two Winthrop"), the managing general partner, is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.


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

NOTE 4 - INVESTMENTS IN SYNDICATING PARTNERSHIPS

         The Partnership invested a total of $2,904,000 and acquired initial general or limited partner equity interests ranging from 75% to 99% in six Syndicating Partnerships. The Syndicating Partnerships entered into credit agreements with lending institutions to finance their organization and acquisition of properties prior to the admission of additional partners (the "Additional Partners"). The Partnership guaranteed the credit obligations of the Syndicating Partnership and pledged certain assets to the lending institutions. Upon admission of the Additional Partners, the obligations under the credit agreements were repaid and the Partnership's collateral was released. Subsequent to the admission of the Additional Partners, the Partnership's equity interest in each Syndicating Partnership was reduced to less than 6%.

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

NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The difference between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements is related to the differences in recognition of the Partnership's share of the Syndicating Partnerships' results of operations. As of December 31, 1997 and 1996 the differences are as follows:


                                                1997               1996
                                            -----------        -----------

Net (loss) - financial statements           $   (34,830)       $   (15,370)


Equity in Syndicating Partnerships
   tax (loss) income                           (426,530)         2,341,826
                                            -----------        -----------

Net (loss) income - income tax method       $  (461,360)       $ 2,326,456
                                            ===========        ===========

NOTE 6 - SUBSEQUENT EVENT

         In January 1998, the River City property, which was owned by two of the Syndicating Partnerships in which the Partnership had invested in, was lost through foreclosure. For financial reporting purposes, no gain or loss will be recognized.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                     Has served as a
                                                     Director and/or
                                                     Officer of the
                                                     Managing
       Name             Positions Held               General Partner since
       ----             --------------               ---------------------

Michael L. Ashner      Chief Executive               January 1996
                       Officer and
                       Director

Edward Williams        Chief Financial               April 1996
                       Officer,
                       Vice President
                       and Treasurer


Peter Braverman        Senior Vice                   January 1996
                       President and Director

Carroll Vinson         Vice President - Residential  October 1997
                       and Director

Carolyn Tiffany        Vice President and Clerk      October 1995

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carroll D. Vinson, age 57, has been Vice President - Residential and a Director of the Managing General Partner since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.


         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I

Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

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


Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         (a)      Security Ownership of Certain Beneficial Owners.


                  The General Partners own all the outstanding general partnership interests. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1998.

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


Item 12. Certain Relationships and Related Transactions.

         As of March 15, 1998, the Registrant has borrowed $233,175 from the General Partners to fund its operating expenses. No interest accrues on this loan and no imputed interest is calculated for tax or other reporting purposes. Since the Registrant is a limited partnership, it has no directors or officers. In addition, the Registrant has had no transactions with individual officers or directors of the Managing General Partner other than any indirect interest such officers and directors may have in the compensation paid to the Managing General Partner, or its affiliates by virtue of (i) their indirect ownership in WFA, the indirect parent of the Managing General Partner, or (ii) their partnership interests in Linnaeus-Phoenix

         The Registrant did not pay or accrue for the account of the General Partners and their affiliates any compensation for the years ended December 31, 1996 and 1997.


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

                              WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                              By:  TWO WINTHROP PROPERTIES, INC.,
                                   Managing General Partner

                                   By:  /s/ Michael L. Ashner
                                        -------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                   Date:  March 28, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature/Name          Title                     Date
--------------          -----                     ----

/s/ Michael L. Ashner   Chief Executive           March 28, 1998
---------------------   Officer and Director
Michael L. Ashner


/s/ Edward Williams     Chief Financial Officer   March 28, 1998
---------------------
Edward Williams

/s/ Peter Braverman     Senior Vice President     March 28, 1998
---------------------   and Director
Peter Braverman

                               INDEX TO EXHIBITS


Exhibit Number       Title of Document

3.  4.               Agreement and Certificate of Limited
                     Partnership of Winthrop Interim Partners I, A
                     Limited Partnership, dated as of April 14, 1983
                     (incorporated herein by reference to the Registrant's Registration Statement on Form
                     S-11, File No. 2-83272).

27                   Finacial Data Schedule                                27