Form 10QSB
period 1998-03-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1998-05-15
CIK 718535

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

       X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    --------------

                         Commission File Number 2-83272
                                                --------

              Winthrop Interim Partners I, A Limited Partnership
                     --------------------------------------
                     (Exact name of small business issuer
                          as specified in its charter)

            Maryland                                 04-2787751
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                       02142-1493
 ------------------------------------                       ----------
(Address of principal executive office)                     (Zip Code)

         Registrant's telephone number, including area code    (617) 234-3000
                                                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---




                                     1 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1998

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets  (Unaudited)


                                                                                   March 31,              December 31,
ASSETS                                                                                1998                    1997
------
                                                                              --------------------    ---------------------
Cash                                                                          $                13     $                 13
                                                                              --------------------    ---------------------

     Total Assets                                                             $                13     $                 13
                                                                              ====================    =====================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                                                   $           239,289     $            233,175
                                                                              --------------------    ---------------------

     Total liabilities                                                                    239,289                  233,175
                                                                              --------------------    ---------------------

Partners' Deficit:

     Limited partners' deficit -
         $500 stated value per unit - authorized,
             issued and outstanding 99,990 units                                       (2,755,337)              (2,749,284)
     General partners' capital                                                          2,516,061                2,516,122
                                                                              --------------------    ---------------------

     Total partners' deficit                                                             (239,276)                (233,162)
                                                                              --------------------    ---------------------

     Total Liabilities and Partners' deficit                                  $                13     $                 13
                                                                              ====================    =====================




                       See notes to financial statements.

                                    2 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1998


Statements of Operations  (Unaudited)


                                                                                       For the Three Months Ended
                                                                              March 31, 1998          March 31, 1997
                                                                              --------------------    ---------------------
Expenses:

     General and administrative                                               $             6,114     $              6,000
                                                                              --------------------    ---------------------

         Total expenses                                                                     6,114                    6,000
                                                                              --------------------    ---------------------

         Net loss                                                             $            (6,114)    $             (6,000)
                                                                              ====================    =====================


Net Loss Allocated:

     General partners                                                         $               (61)    $                (60)
                                                                              ====================    =====================


     Limited partners                                                         $            (6,053)    $             (5,940)
                                                                              ====================    =====================


Net loss per unit of limited partnership interest                             $             (0.06)   $               (0.06)
                                                                              ====================    =====================


                       See notes to financial statements.

                                    3 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1998

Statement of Partners' Deficit (Unaudited)

                                              Units of
                                              Limited                General                 Limited                 Total
                                            Partnership             Partners'               Partners'              Partners'
                                              Interest               capital                (deficit)              (deficit)
                                       --------------------   ----------------------   --------------------   --------------------
Balance - January 1, 1998                           99,990    $           2,516,122    $        (2,749,284)   $          (233,162)

    Net loss                                             -                      (61)                (6,053)                (6,114)
                                       --------------------   ----------------------   --------------------   --------------------

Balance - March 31, 1998                            99,990    $           2,516,061    $        (2,755,337)   $          (239,276)
                                       ====================   ======================   ====================   ====================

                       See notes to financial statements.

                                    4 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                MARCH 31, 1998


Statements of Cash Flows  (Unaudited)

                                                                                       For the Three Months Ended
                                                                              March 31, 1998          March 31, 1997
                                                                              --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $            (6,114)    $             (6,000)
                                                                              --------------------    ---------------------

     Cash used in operating activities                                                     (6,114)                  (6,000)
                                                                              --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                                                                   6,114                    6,000
                                                                              --------------------    ---------------------

     Cash provided by financing activities                                                  6,114                    6,000
                                                                              --------------------    ---------------------

Decrease in cash                                                                                -                        -

Cash at Beginning of Period                                                                    13                       13
                                                                              --------------------    ---------------------

Cash at End of Period                                                         $                13     $                 13
                                                                              ====================    =====================


                       See notes to financial statements.


                                    5 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

1.       General

         These financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the three months ended March 31, 1998:


           Net loss                                        $       (6,114)

           Add:  Amounts paid by loans from affiliates               6,114
                                                           ---------------

           Cash Available for Distribution                 $          -
                                                           ===============


3.       Investment in Syndicating Partnerships

         In January 1998, the River City property, which was owned by two of the Syndicating Partnerships in which the Partnership had invested in, was lost through foreclosure. For financial reporting purposes, no gain or loss was recognized.




                                     6 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1998


Item 2. Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources

         The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $239,289 to the Registrant, of which $6,114 was advanced in the three months ended March 31, 1998. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations for the three months ended March 31, 1998, as compared to 1997, remained constant. It is expected that the Registrant's results of operations in future quarters will be similar to those during the three months ended March 31, 1998. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 New York Associates Limited Partnership in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. As of March 1, 1998, the two remaining Syndicating Partnerships in which the Registrant is currently invested in have incurred severe financial problems from which they have never recovered due to the deterioration of real estate markets across the United States in the 1980's.

         In September 1991, the Syndicating Partnership owning One Financial Place defaulted on its mortgage debt and unsecured loans. Since that date the Syndicating Partnership attempted to negotiate a restructuring agreement with its various lenders. In January, 1995, a restructuring became effective which, among other changes, cured the defaults on the Syndicating Partnership's various secured and unsecured loans, extended the maturity date of its mortgage loans by three years to October 1, 1998 and reduced its required debt service payments. Thus, the restructuring permitted the Syndicating Partnership to retain ownership of One Financial Place. It is not anticipated, however, that One Financial Place will have sufficient value to enable it to refinance or sell its assets prior to the maturity of the restructured loan. Accordingly, it is expected that the lender will foreclose on One Financial Place's asset.



                                     7 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1998


Item 2. Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources (Continued)

         The two Syndicating Partnerships owning River City had been in default on their mortgage debt since June 1987. The property was foreclosed upon in January 1998. For financial reporting purposes, no gain or loss was recognized. For tax reporting purposes, the disposition of the property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

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

         In February 1998, the lender on the Zeus Properties extended the maturity date on the debt to March 31, 1998 and further extended the maturity date until May 31, 1998. Although there can be no assurance that the lender will do so, it is anticipated that the lender will continue to extend these loans on a month by month basis until the Zeus Properties are sold.

         As of April 1, 1998, 19NY owns five commercial properties in New York City. Given the level of debt encumbering all of 19NY's properties, it is likely that 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. The ultimate disposition of 19NY's properties will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

                                     8 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998

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

                                  WINTHROP INTERIM PARTNERS I,
                                  A LIMITED PARTNERSHIP


                                   BY:      Two Winthrop Properties, Inc.
                                            Managing General Partner


                                   BY:      /s/   Michael L.  Ashner
                                            --------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                   BY:      /s/    Edward V. Williams
                                            --------------------------------
                                            Edward V. Williams
                                            Chief Financial Officer



                                   May 13, 1998





                                    10 of 10