Form 10QSB
period 1998-06-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1998-08-12
CIK 718535

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                        Commission File Number 2-83272

              Winthrop Interim Partners I, A Limited Partnership
              --------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Maryland                                      04-2787751
----------------------------------        -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 Five Cambridge Center, Cambridge, MA                       02142-1493
-----------------------------------------------       -------------------------
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

                                    1 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
       ----------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.


Balance Sheets  (Unaudited)



                                                        June 30,       December 31,
ASSETS                                                   1998              1997
------                                                -----------      -----------

Cash                                                  $        13      $        13
                                                      -----------      -----------

     Total Assets                                     $        13      $        13
                                                      ===========      ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                           $   249,231      $   233,175
                                                      -----------      -----------

     Total liabilities                                    249,231          233,175
                                                      -----------      -----------

Partners' Deficit:

     Limited partners' deficit -
         $500 stated value per unit - authorized,
             issued and outstanding 99,990 units       (2,765,179)      (2,749,284)
     General partners' capital                          2,515,961        2,516,122
                                                      -----------      -----------

     Total partners' deficit                             (249,218)        (233,162)
                                                      -----------      -----------

     Total Liabilities and Partners' deficit          $        13      $        13
                                                      ===========      ===========



                      See notes to financial statements.

                                    2 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
       ----------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                      1998           1997
                                                   -----------   -----------


Expenses:

     General and administrative                    $    16,056   $    19,504
                                                   -----------   -----------

         Total expenses                                 16,056        19,504
                                                   -----------   -----------

         Net loss                                  $   (16,056)  $   (19,504)
                                                   ===========   ===========


Net Loss Allocated:

     General partners                              $      (161)  $      (195)
                                                   ===========   ===========


     Limited partners                              $   (15,895)  $   (19,309)
                                                   ===========   ===========


Net loss per unit of limited partnership interest  $     (0.16)  $     (0.19)
                                                   ===========   ===========




                      See notes to financial statements.

                                    3 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
       ----------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                       JUNE 30,      JUNE 30,
                                                         1998          1997
                                                      -----------   -----------


Expenses:

     General and administrative                       $     9,942   $    13,504
                                                      -----------   -----------

         Total expenses                                     9,942        13,504
                                                      -----------   -----------

         Net loss                                     $    (9,942)  $   (13,504)
                                                      ===========   ===========


Net Loss Allocated:

     General partners                                 $       (99)  $      (135)
                                                      ===========   ===========


     Limited partners                                 $    (9,843)  $   (13,369)
                                                      ===========   ===========


Net loss per unit of limited partnership interest     $     (0.10)  $     (0.13)
                                                      ===========   ===========





                      See notes to financial statements.

                                    4 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
       ----------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)



                                UNITS OF
                                LIMITED         GENERAL          LIMITED          TOTAL
                              PARTNERSHIP      PARTNERS'        PARTNERS'        PARTNERS'
                                INTEREST        CAPITAL         (DEFICIT)        (DEFICIT)
                              -----------     -----------      -----------      -----------


Balance - January 1, 1998          99,990     $ 2,516,122      $(2,749,284)     $  (233,162)

    Net loss                         --              (161)         (15,895)         (16,056)
                              -----------     -----------      -----------      -----------

Balance - June 30, 1998            99,990     $ 2,515,961      $(2,765,179)     $  (249,218)
                              ===========     ===========      ===========      ===========





                      See notes to financial statements.

                                    5 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
       ----------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                 FOR THE SIX MONTHS ENDED
                                                  JUNE 30,      JUNE 30,
                                                    1998          1997
                                                 -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $   (16,056)  $   (19,504)
                                                 -----------   -----------

     Cash used in operating activities               (16,056)      (19,504)
                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                             16,056        19,504
                                                 -----------   -----------

     Cash provided by financing activities            16,056        19,504
                                                 -----------   -----------

Decrease in cash                                           -             -

Cash at Beginning of Period                               13            13
                                                 -----------   -----------

Cash at End of Period                            $        13   $        13
                                                 ===========   ===========



                      See notes to financial statements.

                                    6 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
       ----------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

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

         The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.       CASH AVAILABLE FOR DISTRIBUTION

         Statement of Cash Available for Distribution for the six months ended June 30, 1998:

                Net loss                              $      (16,056)

                Add:  Amounts paid by
                        loans from affiliates                 16,056
                                                      --------------

                Cash Available for Distribution       $            -
                                                      ==============


3.       INVESTMENT IN SYNDICATING PARTNERSHIPS

         In January 1998, the River City property, which was owned by two of the Syndicating Partnerships in which the Partnership had invested in, was lost through foreclosure. For financial reporting purposes, no gain or loss was recognized.

                                    7 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
      ------------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $249,231 to the Registrant, of which $16,056 was advanced in the six months ended June 30, 1998. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations for the six months ended June 30, 1998, as compared to 1997, remained constant. It is expected that the Registrant's results of operations in future quarters will be similar to those during the six months ended June 30, 1998. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 New York Associates Limited Partnership in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. As of August 1, 1998, the two remaining Syndicating Partnerships in which the Registrant is currently invested in have incurred severe financial problems from which they have never recovered due to the deterioration of real estate markets across the United States in the 1980's.

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

                                    8 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
      ------------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

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

        In February 1998, the lender on the Zeus Properties extended the maturity date on the debt to March 31, 1998 and further extended the maturity date until August 31, 1998. Although there can be no assurance that the lender will do so, it is anticipated that the lender will continue to extend these loans on a month by month basis until the Zeus Properties are sold.

        As of August 1, 1998, 19NY owns five commercial properties in New York City. Given the level of debt encumbering all of 19NY's properties, it is likely that 19NY will not realize any proceeds from the disposition of its properties, whether by sale or through mortgage foreclosure. The ultimate disposition of 19NY's properties will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

                                    9 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
      ------------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

Part II - Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

                 27. Financial Data Schedule is filed as an exhibit to this report.

          (b) Reports on Form 8-K

                 No report on Form 8-K was filed during the period.




                                   10 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
      ------------------------------------------------------------------

                                 JUNE 30, 1998
                                 -------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINTHROP INTERIM PARTNERS I,
                         ----------------------------
                             A LIMITED PARTNERSHIP
                             ---------------------

                                   BY:  Two Winthrop Properties, Inc.
                                        Managing General Partner

                                   BY:  /s/   Michael L.  Ashner
                                        -------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                   BY:  /s/    Edward V. Williams
                                        -------------------------------
                                        Edward V. Williams
                                        Chief Financial Officer



                                   August 12, 1998



                                   11 of 11