Form 10QSB
period 1998-09-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1998-11-16
CIK 718535

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
 (Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 2-83272

             Winthrop Interim Partners I, A Limited Partnership
             --------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

           Maryland                               04-2787751
 -------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

 Five Cambridge Center, Cambridge, MA                02142-1493
 --------------------------------------    ---------------------------------
 (Address of principal executive office)             (Zip Code)

    Registrant's telephone number, including area code    (617) 234-3000
                                                          --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      X      No
                                              -----------     -----------

                                    1 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                            SEPTEMBER 30, 1998

                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets  (Unaudited)

                                                                 September 30,            December 31,
ASSETS                                                              1998                    1997
                                                            --------------------     --------------------
Cash                                                        $                 13     $                13
                                                            ---------------------    --------------------

     Total Assets                                           $                 13     $                13
                                                            =====================    ====================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                                 $            260,584     $           233,175
                                                            ---------------------    --------------------

     Total liabilities                                                   260,584                 233,175
                                                             ---------------------    --------------------

Partners' Deficit:

     Limited partners' deficit -
         $500 stated value per unit - authorized,
             issued and outstanding 99,990 units                       (2,776,419)             (2,749,284)
     General partners' capital                                          2,515,848               2,516,122
                                                             ---------------------    --------------------

     Total partners' deficit                                             (260,571)               (233,162)
                                                             ---------------------    --------------------

     Total Liabilities and Partners' deficit                 $                 13     $                13
                                                             =====================    ====================

                        See notes to financial statements.

                                   2 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                             SEPTEMBER 30, 1998

Statements of Operations  (Unaudited)

                                                                                For the Nine Months Ended
                                                                         September 30,            September 30,
                                                                             1998                    1997
                                                                    ---------------------    --------------------
Expenses:

     General and administrative                                     $             27,409     $            26,455
                                                                    ---------------------    --------------------

         Total expenses                                                            27,409                  26,455
                                                                    ---------------------    --------------------

         Net loss                                                   $            (27,409)    $           (26,455)
                                                                    =====================    ====================

Net Loss Allocated:

     General partners                                               $               (274)    $              (265)
                                                                    =====================    ====================

     Limited partners                                               $            (27,135)    $           (26,190)
                                                                    =====================    ====================

Net loss per unit of limited partnership interest                   $              (0.27)    $             (0.26)
                                                                    =====================    ====================

                       See notes to financial statements.

                                  3 of 11

          WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                            SEPTEMBER 30, 1998

Statements of Operations  (Unaudited)

                                                                  For the Three Months Ended
                                                             September 30,            September 30,
                                                                 1998                    1997
                                                        ---------------------    --------------------
Expenses:

     General and administrative                        $             11,353     $             6,951
                                                       ---------------------    --------------------

         Total expenses                                              11,353                   6,951
                                                       ---------------------    --------------------

         Net loss                                      $            (11,353)    $            (6,951)
                                                       =====================    ====================

Net Loss Allocated:

     General partners                                  $               (114)    $               (70)
                                                       =====================    ====================

     Limited partners                                  $            (11,239)    $            (6,881)
                                                       =====================    ====================

Net loss per unit of limited partnership interest      $              (0.11)    $             (0.07)
                                                       =====================    ====================

                       See notes to financial statements.

                                   4 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                          SEPTEMBER 30, 1998

Statement of Partners' Deficit (Unaudited)

                                               Units of
                                               Limited               General                 Limited                  Total
                                             Partnership            Partners'               Partners'               Partners'
                                               Interest              capital                (deficit)               (deficit)
                                       ---------------------   ---------------------   ---------------------   --------------------
Balance - January 1, 1998                            99,990    $          2,516,122    $         (2,749,284)   $          (233,162)

    Net loss                                              -                    (274)                (27,135)               (27,409)
                                       ---------------------   ---------------------   ---------------------   --------------------

Balance - September 30, 1998                         99,990    $          2,515,848    $         (2,776,419)   $          (260,571)
                                       =====================   =====================   =====================   ====================

                    See notes to financial statements.

                                  5 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                            SEPTEMBER 30, 1998

Statements of Cash Flows  (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                 September 30,            September 30,
                                                                                      1998                    1997
                                                                              ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $            (27,409)    $           (26,455)
                                                                              ---------------------    --------------------

     Cash used in operating activities                                                     (27,409)                (26,455)
                                                                              ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                                                                   27,409                  26,455
                                                                              ---------------------    --------------------

     Cash provided by financing activities                                                  27,409                  26,455
                                                                              ---------------------    --------------------

Decrease in cash                                                                                 -                        -

Cash at Beginning of Period                                                                     13                      13
                                                                              ---------------------    --------------------

Cash at End of Period                                                         $                 13     $                13
                                                                              =====================    ====================

                  See notes to financial statements.

                              6 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                              SEPTEMBER 30, 1998

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

         The results of operations for the three and nine months ended September 30, 1998 and 1997 are not indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the nine months ended September 30, 1998:

                Net loss                                        $      (27,409)

                Add:  Amounts paid by loans from affiliates             27,409
                                                                ---------------

                Cash Available for Distribution                 $            -
                                                                ===============

3.       Investment in Syndicating Partnerships

         In January 1998, the River City property, which was owned by two of the Syndicating Partnerships in which the Partnership had invested in, was lost through foreclosure. For financial reporting purposes, no gain or loss was recognized.

4.       Subsequent Events

         In October 1998, the 535 Fifth Avenue and 545 Fifth Avenue properties, which were owned by one of the Syndicating Partnership owning an interest in Nineteen New York properties ("19NY") were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, 19NY conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to the lender. For financial statement purposes, no gain or loss will be recognized. In addition, the debt securing 19NY's remaining property, 757 Third Avenue, was restructured.

                                    7 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1998

Item 2. Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources

         The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments.

         The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $260,584 to the Registrant, of which $27,409 was advanced in the nine months ended September 30, 1998. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

         The results of operations for the nine months ended September 30, 1998, as compared to 1997, remained constant. It is expected that the Registrant's results of operations in future quarters will be similar to those during the nine months ended September 30, 1998. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 New York Associates Limited Partnership in 1990, and One Financial Place in 1991.

         It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. As of November 1, 1998, the two remaining Syndicating Partnerships in which the Registrant is currently invested in have incurred severe financial problems from which they have never recovered due to the deterioration of real estate markets across the United States in the 1980's.

         In September 1991, the Syndicating Partnership owning One Financial Place defaulted on its mortgage debt and unsecured loans. Since that date the Syndicating Partnership attempted to negotiate a restructuring agreement with its various lenders. In January, 1995, a restructuring became effective which, among other changes, cured the defaults on the Syndicating Partnership's various secured and unsecured loans, extended the maturity date of its mortgage loans by three years to October 1, 1998 and reduced its required debt service payments. Thus, the restructuring permitted the Syndicating Partnership to retain ownership of One Financial Place. It is not anticipated, however, that One Financial Place will have sufficient value to enable it to refinance or sell its assets prior to the maturity of the restructured loan. Accordingly, it is expected that the lender will foreclose on One Financial Place's asset in 1999. For tax reporting purposes, the disposition of the property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

                                    8 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1998

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

         The Syndicating Partnership owning an interest in Nineteen New York Properties ("19NY") restructured its debt on four properties ("Zeus Properties"), which substantially reduced 19NY's current debt service requirements through February 1998. In February 1998, the lender on the Zeus Properties extended the maturity date on the debt to March 31, 1998 and further extended the maturity date until September 30, 1998.

         In October 1998, the 535 Fifth Avenue and 545 Fifth Avenue properties, which were owned by 19NY were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, 19NY conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to the lender. For financial statement purposes, no gain or loss will be recognized. For tax reporting purposes, the disposition of properties will cause taxable income to be allocated to the Registrant in 1998 due to the recapture of tax benefits received in prior years. In addition, the debt securing 19NY's remaining property, 757 Third Avenue, was restructured.

         On January 13, 1998, 19NY sold its 1372 Broadway property. All of the proceeds were used to partially satisfy its outstanding mortgage indebtedness, with the unsatisfied portion of the debt being reallocated among the remaining Zeus Properties.

         As of November 1, 1998, 19NY owns one commercial property in New York City. Given the level of debt encumbering the property, it is likely that 19NY will not realize any proceeds from the disposition of its remaining property, whether by sale or through mortgage foreclosure. The ultimate disposition of 19NY's property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

                                    9 of 11

      WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1998

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

                              SEPTEMBER 30, 1998

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

                                       WINTHROP INTERIM PARTNERS I,
                                       A LIMITED PARTNERSHIP

                                            BY:   Two Winthrop Properties, Inc.
                                                  Managing General Partner

                                            BY:   /s/  Michael L.  Ashner
                                                  -----------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                                            BY:   /s/  Edward V. Williams
                                                  -----------------------------
                                                  Edward V. Williams
                                                  Chief Financial Officer

                                            November 16, 1998

                                   11 of 11