Form 10KSB
period 1998-12-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1999-03-31
CIK 718535

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                               Commission File
For the fiscal year ended December 31, 1998                    Number  2-83272
                          -----------------                    ---------------

               WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Maryland                                         04-2787751
  -----------------------                           -------------------------
  (State of organization)                           (I.R.S. Employer I.D No.)

5 Cambridge Center, Cambridge, Massachusetts                          02142
--------------------------------------------                        ----------
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

                      Units of Limited Partnership Interest
                      -------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --     ----
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

===============================================================================

                                     PART I

Item 1.  Business.
         ---------
         Winthrop Interim Partners I, A Limited Partnership (the "Registrant"), was organized under the Revised Uniform Limited Partnership Act of the State of Maryland on April 14, 1983, for the purpose of investing in general partnerships, limited partnerships and joint ventures (the "Syndicating Partnerships") which own real estate and other property.

         The General Partners of the Registrant are Two Winthrop Properties, Inc., a Massachusetts corporation ("Two Winthrop" or the "Managing General Partner"), and Linnaeus-Phoenix Associates Limited Partnership, a Massachusetts limited partnership ("Linnaeus-Phoenix"). Two Winthrop is the managing general partner of the Registrant.

         From June 23, 1983 to January 1984, the Registrant sold pursuant to a Registration Statement filed with the Securities and Exchange Commission 100,000 units of limited partnership interest (the "Units") at a purchase price of $500 per Unit, representing gross capital contributions of $50,000,000.

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

         As of March 1, 1999, the Registrant retained interests in two Syndicating Partnerships. Two of the Syndicating Partnerships, RC Commercial and RC Apartments, owned interests in a single mixed-use building referred to as "River City" which was foreclosed on in January 1998. See "Dispositions" below. The remaining two Syndicating Partnerships own interests in office buildings referred to as "One Financial Place" and "Nineteen New York Properties", respectively. However, it is expected that the remaining assets of One Financial Place and Nineteen New York

Properties will be lost through foreclosure in 1999 and such Syndicating Partnerships dissolved.

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

Dispositions

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


Item 2.  Description of Property.
         ------------------------
         Other than the investments in Syndicating Partnerships set forth below, the Registrant does not own any property.

         The table below describes the property in which the Registrant currently, through the respective Syndicating Partnership, retains an ownership interest.

                                                               Registrant Capital
                                                               Contribution               Percentage
                                                               to Syndicating             Interest
Property                      Type of Property                 Partnerships               of Registrant(1)
--------                      ----------------                 ------------------         ----------------
One Financial Place           Commercial Office                $  200,000                 1.0
                                Building

Nineteen New York             Commercial Office                 2,500,000                 5.2
  Properties                    Properties                     ----------

                                                               $2,700,000
                                                               ==========

---------------
(1) Represents the Registrant's interest in operating profits, losses and cash distributions of the Syndicating Partnerships. The Registrant's interest in profits, losses, and cash distributions in connection with a sale or refinancing of all or part of a property owned by a Syndicating Partnership may differ from the percentages set forth in the table above.

         One Financial Place. Registrant owns an interest in One Financial Place Limited Partnership, a Syndicating Partnership which holds an indirect interest in One Financial Place Partnership ("OFPP"). OFPP owns and operates a 39-story office building in Chicago, Illinois. Due to declining market conditions resulting in lease renewals at rates insufficient to satisfy its debt service, OFPP filed a "pre-packaged" bankruptcy plan under Chapter 11 of the U.S. Bankruptcy Code on November 28, 1994. The Plan was approved on January 31, 1995, and provides for, among other matters, an extension of the first mortgage loan until October 1998. The restructuring permitted OFPP to retain ownership of its property through 1998. However, OFPP is in default on the loan and the lender has scheduled a foreclosure sale for April 27, 1999. Therefore, the Registrant presently carries the interest at a net realizable value of zero.

         19NY. The Registrant owns an interest in 1626 New York Associates Limited Partnership ("1626"), a Syndicating Partnership which holds an interest in Nineteen New York Properties ("19NY"). 19NY originally acquired 19 commercial properties in 1984. As of March 1, 1999, 19NY owned one property. It is expected that the remaining property will be foreclosed upon in 1999.

         In February 1996, 19NY restructured the mortgage loans on four commercial properties (one of which was sold in January 1998), and conveyed one other property to its mortgage lender in consideration for the release of a mortgage loan held by that lender on another property. In addition, the loan encumbering the other two properties was refinanced in 1997. The mortgage loans on the four commercial properties (the "Zeus Loans") were scheduled to mature in February 1998, however, the lender has extended these loans on a month by month basis. In October 1998, 19NY conveyed to the lender's designee its ownership interest in four of its remaining five properties and restructured its loan with respect to its remaining property. Given the level of debt encumbering the remaining property, it is likely 19NY will not realize any proceeds from the disposition of the remaining property, whether by sale or through mortgage foreclosure. Therefore, the Registrant presently carries the interest at a net realizable value of zero.

         See Item 6 "Management's Discussion and Analysis or Plan of Operation" for information relating to future operations of the Registrant and the Syndicating Partnerships.


Item 3.  Legal Proceedings.
         ------------------
         There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
          No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.
                  -----------------------------------------------------
         The Registrant is a partnership and thus has no common stock. There is no established public trading market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 1999, there were 1,736 holders of 99,805 outstanding Units of record. Limited Partners holding a total of 195 Units have abandoned their Units.

         For the year ended December 31, 1984, $50,000,000 was distributed to the Limited Partners; an amount equal to their original capital contributions. There were no cash distributions paid or accrued for the years ended December 31, 1985 through 1998. See "Item 6 Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           ---------------------------------------------------------------

           This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

           The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

           Liquidity and Capital Resources

           The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments. It is anticipated the properties the Syndicating Partnership's had invested in will be disposed of during 1999, at which the Registrant will be liquidated.

           The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in future years to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $271,867 to the Registrant, of which $38,692 was advanced in 1998. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

           The results of operations for the year ended December 31, 1998 as compared to 1997, remained relatively constant. It is expected that the Registrant's results of operations in future years will be similar to those in 1998. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 New York Associates Limited Partnership in 1990, and One Financial Place in 1991.

           It is not anticipated that the Registrant will receive cash distributions from any of the Syndicating Partnerships in the future. As of March 1, 1999, the two remaining Syndicating Partnerships, in which the Registrant is currently invested in, have incurred severe financial problems due to the deterioration of real estate markets across the United States.

           In September 1991, the Syndicating Partnership owning One Financial Place defaulted on its mortgage debt and unsecured loans. Since that date the Syndicating Partnership attempted to negotiate a restructuring agreement with its various lenders. In January, 1995, a restructuring became effective which, among other changes, cured the defaults on the Syndicating Partnership's various secured and unsecured loans, extended the maturity date of its mortgage loans by three years to October 1, 1998 and reduced its required debt service payments. Thus, the restructuring permitted the Syndicating Partnership to retain ownership of One Financial Place. At December 31, 1998, the mortgage loans are in default. Given the level of debt encumbering the property, it is not likely that the Syndicating Partnership will realize any proceeds from the disposition of its property, whether by sale or mortgage foreclosure, which is expected to occur in 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)
           ---------------------------------------------------------------

           Liquidity and Capital Resources (Continued)

           For tax reporting purposes, the disposition of the property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

           The two Syndicating Partnerships owning River City have been in default on their mortgage debt since June 1987. The property was lost through foreclosure in January 1998. For financial reporting purposes, no gain or loss was recognized in 1998. For tax reporting purposes, the disposition of the property caused taxable income to be allocated to the Registrant, but did not produce a cash distribution to the Registrant.

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

           In October 1998, the 535 Fifth Avenue and 545 Fifth Avenue properties, which were owned by 19NY were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, 19NY conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to the lender. For financial statement purposes, no gain or loss will be recognized. For tax reporting purposes, the disposition of properties caused significant taxable income to be allocated to the Registrant in 1998 due to the recapture of tax benefits received in prior years. In addition, the debt securing 19NY's remaining property, 757 Third Avenue, was restructured.

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

           Year 2000

           The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

           During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)
           ---------------------------------------------------------------

           Year 2000 (Continued)

           Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

           To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.    Financial Statements
           --------------------

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                              Financial Statements

                          Year Ended December 31, 1998

                                Table of Contents



                                                                                                            Page
                                                                                                            ----

Independent Auditors' Report...............................................................................F - 2

Financial Statements:

      Balance Sheets at December 31, 1998 and 1997.........................................................F - 3

      Statements of Operations for the Years Ended December 31, 1998 and 1997..............................F - 4

      Statements of Partners' Deficit for the Years Ended
              December 31, 1998 and 1997...................................................................F - 5

      Statements of Cash Flows for the Years Ended December 31, 1998 and 1997..............................F - 6

      Notes to Financial Statements........................................................................F - 7

                          Independent Auditors' Report


To the Partners of
Winthrop Interim Partners I,
A Limited Partnership:


We have audited the accompanying balance sheets of Winthrop Interim Partners I, A Limited Partnership (a Maryland limited partnership) (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Interim Partners I, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                        Certified Public Accountants



New York, New York
March 26, 1999

                          WINTHROP INTERIM PARTNERS I,
                          ----------------------------
                              A LIMITED PARTNERSHIP
                              ---------------------

                                 BALANCE SHEETS
                                 --------------

                                                             DECEMBER 31,
                                                    ---------------------------

ASSETS                                                 1998            1997
------                                              -----------     -----------

Cash                                                $        13     $        13
                                                    -----------     -----------

         Total Assets                               $        13     $        13
                                                    ===========     ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Liabilities:

Loans payable to affiliates                         $   271,867     $   233,175
                                                    -----------     -----------

         Total liabilities                              271,867         233,175
                                                    -----------     -----------

Partners' Deficit:

     Limited partners deficit -
         $500 stated value per unit - authorized,
             issued and outstanding - 99,990
                units as of December 31, 1998
                and 1997                             (2,787,589)     (2,749,284)
     General partners' capital                        2,515,735       2,516,122
                                                    -----------     -----------

         Total partners' deficit                       (271,854)       (233,162)
                                                    -----------     -----------

         Total liabilities and partners'  deficit   $        13     $        13
                                                    ===========     ===========





                       See notes to financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                            1998              1997
                                                       --------------    --------------
Expenses:

    General and administrative                          $     38,692      $     34,830
                                                       --------------    --------------

         Total expenses                                       38,692            34,830
                                                       --------------    --------------

         Net loss                                       $    (38,692)     $    (34,830)
                                                       ==============    ==============


Net Loss Allocated:

    General Partners                                    $       (387)     $       (348)
                                                       ==============    ==============


    Limited Partners                                    $    (38,305)     $    (34,482)
                                                       ==============    ==============


Net loss per unit of limited partnership interest       $       (0.38)   $       (0.34)
                                                       ==============    ==============






                       See notes to financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                     STATEMENTS OF PARTNERS' DEFICIT FOR THE

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                               Units of
                               Limited            Limited            General          Total
                             Partnership          Partners'          Partners'       Partners'
                               Interest           deficit            capital          deficit
                               --------           --------           ---------       --------

Balance - December 31, 1996     99,990          $ (2,714,802)      $  2,516,470     $  (198,332)

Net loss                             -               (34,482)              (348)        (34,830)
                                ------          ------------       ------------     -----------

Balance - December 31, 1997     99,990            (2,749,284)         2,516,122        (233,162)

Net loss                             -               (38,305)              (387)        (38,692)
                                ------          ------------       ------------     -----------

Balance - December 31, 1998     99,990          $ (2,787,589)      $  2,515,735     $  (271,854)
                                ======          ============       ============     ===========












                       See notes to financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                       1998              1997
                                                  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $     (38,692)   $     (34,830)
                                                  --------------   --------------

        Cash used in operating activities               (38,692)         (34,830)
                                                  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable to affiliate                   38,692           34,830
                                                  --------------   --------------

        Cash provided by financing activities            38,692           34,830
                                                  --------------   --------------

Decrease in cash                                             -                -

Cash at Beginning of Year                                    13               13
                                                  --------------   --------------

Cash at End of Year                               $          13    $          13
                                                  ==============   ==============




                       See notes to financial statements.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 - ORGANIZATION
------   ------------

              Winthrop Interim Partners I, A Limited Partnership (the "Partnership") was organized on April 14, 1983 under the Revised Uniform Limited Partnership Act of the State of Maryland. The Partnership will terminate on December 31, 2033, or sooner, in accordance with the terms of the Partnership's agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

              Basis of Accounting

              The accompanying financial statements have been prepared on the accrual basis of accounting.

              Income Taxes

              Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

              Investments in Syndicating Partnerships

              The Partnership invested, as a general or limited partner, and initially maintained substantial equity interests in six general or limited partnerships and joint ventures (the "Syndicating Partnerships"), which own real estate or other property. As of December 31, 1998, the Partnership had interests in two Syndicating Partnerships (see Note 4).

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

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES
------   ---------------------------------

              Two Winthrop Properties, Inc. ("Two Winthrop"), the managing general partner, is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (Continued)
------   ---------------------------------------------

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

NOTE 4 - INVESTMENTS IN SYNDICATING PARTNERSHIPS
------   ---------------------------------------

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

              The Partnership currently accounts for all investments under the cost method of accounting. Due to continued operating deficits, debt defaults and the general market conditions affecting the assets, the Partnership determined in prior years that it was necessary to write down the investment in the two remaining Syndicating Partnerships to their net realizable value of zero.

              In January 1998, the River City property, which was owned by two of the Syndicating Partnerships in which the Partnership had invested in, was lost through foreclosure. For financial reporting purposes, no gain or loss was recognized.

              In October 1998, the 535 Fifth Avenue and 545 Fifth Avenue properties, which were owned by one of the Syndicating Partnership owning an interest in Nineteen New York properties ("19NY") were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, 19NY also conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to the lender. For financial statement purposes, no gain or loss will be recognized. In addition, the debt securing 19NY's remaining property, 757 Third Avenue, was restructured.

                          WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


NOTE 5 -  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING
------    -------------------------------------------------

              The difference between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements is related to the differences in recognition of the Partnership's share of the Syndicating Partnerships' results of operations. As of December 31, 1998 and 1997, the differences are as follows:


                                                                                       1998                       1997
                                                                                   -----------               -----------

                      Net loss - financial statements                              $   (38,692)            $    (34,830)

                      Equity in Syndicating Partnerships
                         tax income (loss)                                          10,721,487                 (426,530)
                                                                                   -----------             ------------

                      Net income (loss) - income tax method                        $10,682,795             $   (461,360)
                                                                                   ===========              ===========

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        ------------------------------------------------------------------------
         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   -------------
Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Patrick J. Foye            Vice President - Residential    10-98
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California

Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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


Item 10.  Executive Compensation.
          -----------------------
         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners.

                  The General Partners own all the outstanding general partnership interests. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1999.

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


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

         As of March 15, 1999, the Registrant has borrowed $_______ from the General Partners to fund its operating expenses. No interest accrues on this loan and no imputed interest is calculated for tax or other reporting purposes. Since the Registrant is a limited partnership, it has no directors or officers. In addition, the Registrant has had no transactions with individual officers or directors of the Managing General Partner other than any indirect interest such officers and directors may have in the compensation paid to the Managing General Partner, or its affiliates by virtue of (i) their indirect ownership in WFA, the indirect parent of the Managing General Partner, or (ii) their partnership interests in Linnaeus-Phoenix

         The Registrant did not pay or accrue for the account of the General Partners and their affiliates any compensation for the years ended December 31, 1997 and 1998.


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

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

                              WINTHROP INTERIM PARTNERS I,
                              A LIMITED PARTNERSHIP

                              By:  TWO WINTHROP PROPERTIES, INC.,
                                   Managing General Partner

                                   By:  /s/ Michael L. Ashner
                                        ---------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                   Date:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature/Name                     Title             Date
--------------                     -----             ----

/s/ Michael Ashner          Chief Executive          March 30, 1999
------------------          Officer and Director
Michael Ashner


/s/ Thomas Staples          Chief Financial          March 30, 1999
----------------------      Officer
Thomas Staples



/s/ Peter Braverman         Executive Vice           March 30, 1999
----------------------      President and Director
Peter Braverman

                                INDEX TO EXHIBITS


Exhibit Number                 Title of Document
--------------                 -----------------
 3.4.                          Agreement and Certificate of Limited
                               Partnership of Winthrop Interim Partners I, A
                               Limited Partnership, dated as of April 14, 1983
                               (incorporated herein by reference to the Registrant's Registration Statement on Form S-11,
                               File No. 2-83272).

27                             Financial Data Schedule