Form 10QSB
period 1999-03-31
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1999-05-14
CIK 718535

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

       /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number 2-83272

                                         Winthrop Interim Partners I, A Limited
                                 Partnership (Exact name of small business issuer as specified in its charter)

               Maryland                                04-2787751
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        I.R.S. Employer Identification No.)
       incorporation or organization)

 Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------    ------------------------------------
(Address of principal executive office)                (Zip Code)

          Registrant's telephone number, including area code   (617) 234-3000
                                                              -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---      ---


                                   1 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1999

                        PART I - FINANCIAL INFORMATION


                                                                               March 31,              December 31,
                                                                                  1999                    1998
                                                                          ---------------------   ---------------------

                                                                          $                 13    $                 13
                                                                          ---------------------   ---------------------

Total Assets                                                              $                 13     $                13
                                                                          =====================   =====================


                                                                          $            280,643    $            271,867
                                                                          ---------------------   ---------------------

Total liabilities                                                                      280,643                 271,867
                                                                          ---------------------   ---------------------
LIABILITIES AND PARTNERS' DEFICIT

Limited partners' deficit -
     $500 stated value per unit - authorized,
         issued and outstanding 99,990 units                                        (2,796,277)             (2,787,589)
General partners' capital                                                            2,515,647               2,515,735
                                                                          ---------------------   ---------------------

Total partners' deficit                                                               (280,630)               (271,854)
                                                                          ---------------------   ---------------------

Total Liabilities and Partners' deficit                                   $                 13    $                 13
                                                                          =====================   =====================


                      See notes to financial statements.

                                    2 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1999

Statements of Operations (Unaudited)

                                                                                   For the Three Months Ended
                                                                              March 31, 1999          March 31, 1998
                                                                          ---------------------   ---------------------
General and administrative                                                $              8,776     $             6,114
                                                                          ---------------------   ---------------------

     Total expenses                                                                      8,776                   6,114
                                                                          ---------------------   ---------------------

     Net loss                                                             $             (8,776)    $            (6,114)
                                                                          =====================   =====================


General partners                                                          $                (88)    $               (61)
                                                                          =====================   =====================


Limited partners                                                          $             (8,688)    $            (6,053)
                                                                          =====================   =====================


                                                                          $              (0.09)    $             (0.06)
                                                                          =====================   =====================


                      See notes to financial statements.

                                    3 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1999


Statement of Partners' Deficit (Unaudited)


                                           Units of
                                           Limited               General                 Limited                  Total
                                         Partnership            Partners'               Partners'               Partners'
                                           Interest              capital                (deficit)               (deficit)
                                   ---------------------   ---------------------   ---------------------   --------------------
Balance - January 1, 1999                        99,990    $          2,515,735    $         (2,787,589)   $          (271,854)

    Net loss                                          -                     (88)                 (8,688)                (8,776)
                                   ---------------------   ---------------------   ---------------------   --------------------

Balance - March 31, 1999                         99,990    $          2,515,647    $         (2,796,277)   $          (280,630)
                                   =====================   =====================   =====================   ====================



                      See notes to financial statements.

                                    4 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1999

Statements of Operations (Unaudited)

                                                                                   For the Three Months Ended
                                                                          March 31, 1999          March 31, 1998
                                                                          ---------------------   ---------------------
                                                                          $             (8,776)   $             (6,114)
                                                                          ---------------------   ---------------------

Cash used in operating activities                                                       (8,776)                 (6,114)
                                                                          ---------------------   ---------------------

                                                                                         8,776                   6,114
                                                                          ---------------------   ---------------------

Cash provided by financing activities                                                    8,776                   6,114
                                                                          ---------------------   ---------------------

                                                                                             -                        -

                                                                                            13                      13
                                                                          ---------------------   ---------------------

                                                                          $                 13     $                13
                                                                          =====================   =====================

                      See notes to financial statements.

                                    5 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1999

                         NOTES TO FINANCIAL STATEMENTS


1.       General

         These financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the three months ended March 31, 1999:


           Net loss                                            $       (8,776)

           Add:  Amounts paid by loans from affiliates                   8,776
                                                               ---------------

           Cash Available for Distribution                     $          -
                                                              === ============

3.       Subsequent Event

         In April 1999, the One Financial Place property, which was owned by a Syndicating Partnership in which the Registrant had invested in, was lost through foreclosure. For financial statement purposes, no gain or loss will be recognized, as the investment had previously been written down to zero.

                                    6 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1999


Item 2.    Management's Discussion and Analysis or Plan of Operation

           Liquidity and Capital Resources

           The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments. It is anticipated the properties the Syndicating Partnerships had invested in will be disposed of during 1999, at which time the Registrant will be liquidated.

           The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in the future to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $280,643 to the Registrant, of which $8,776 was advanced during the three months ended March 31, 1999. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

           The results of operations for the three months ended March 31, 1999, as compared to 1998, remained relatively constant. It is expected that the Registrant's results of operations in future quarters will be similar to those during the three months ended March 31, 1999. Due to continued operating deficits and the general market conditions affecting the assets of the Syndicating Partnerships, the Registrant determined it was necessary to write down to zero its investment in RC Commercial and RC Apartments in 1989, 1626 New York Associates Limited Partnership in 1990, and One Financial Place in 1991.

           In September 1991, the Syndicating Partnership owning One Financial Place defaulted on its mortgage debt and unsecured loans. Since that date the Syndicating Partnership attempted to negotiate a restructuring agreement with its various lenders. In January, 1995, a restructuring became effective which, among other changes, cured the defaults on the Syndicating Partnership's various secured and unsecured loans, extended the maturity date of its mortgage loans by three years to October 1, 1998 and reduced its required debt service payments. Thus, the restructuring permitted the Syndicating Partnership to retain ownership of One Financial Place. In April 1999, the property was lost through foreclosure. For tax reporting purposes, the disposition of the property will cause approximately $4.5 million of taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

           As of April 1, 1999, 19NY owns one commercial property in New York City. Given the level of debt encumbering the property, it is likely that 19NY will not realize any proceeds from the disposition of its remaining property, whether by sale or through mortgage foreclosure. The ultimate disposition of 19NY's property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

                                    7 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1999


Item 2.    Management's Discussion and Analysis or Plan of Operation

           Year 2000

           The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

           Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

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

                                 MARCH 31, 1999


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

                                 MARCH 31, 1999

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

                         WINTHROP INTERIM PARTNERS I,
                         A LIMITED PARTNERSHIP


                                  BY:      Two Winthrop Properties, Inc.
                                           Managing General Partner


                                  BY:      /s/    Michael L. Ashner
                                        -----------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer


                                  BY:      /s/    Thomas Staples
                                        -----------------------------------
                                           Thomas Staples
                                           Chief Financial Officer



                                  May 14, 1999


                                   10 of 10