Form 10QSB
period 1999-06-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1999-08-13
CIK 718535

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 2-83272
                                                -------

               Winthrop Interim Partners I, A Limited Partnership
               --------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Maryland                                    04-2787751
      -------------------------------               ---------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization)

         Five Cambridge Center, Cambridge, MA                  02142-1493
       -----------------------------------------        ------------------------
         (Address of principal executive office)              (Zip Code)

    Registrant's telephone number, including area code     (617) 234-3000
                                                       -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No
    ---------      ---------

                                     1 of 11

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
        ----------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

Balance Sheets  (Unaudited)


                                                                                    June 30,               December 31,
ASSETS                                                                                1999                     1998
------                                                                        ---------------------    ---------------------

Cash                                                                          $                 13     $                 13
                                                                              ---------------------    ---------------------

      Total Assets                                                             $                13     $                 13
                                                                              =====================    =====================


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Liabilities:

Loans payable to affiliates                                                   $            287,956     $            271,867
                                                                              ---------------------    ---------------------

      Total liabilities                                                                    287,956                  271,867
                                                                              ---------------------    ---------------------

Partners' Deficit:

      Limited partners' deficit -
         $500 stated value per unit - authorized,
             issued and outstanding 99,990 units                                        (2,803,517)              (2,787,589)
      General partners' capital                                                          2,515,574                2,515,735
                                                                              ---------------------    ---------------------

      Total partners' deficit                                                             (287,943)                (271,854)
                                                                              ---------------------    ---------------------

      Total Liabilities and Partners' deficit                                 $                 13     $                 13
                                                                              =====================    =====================







                       See notes to financial statements.

                                     2 of 11

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
        ----------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Statements of Operations  (Unaudited)


                                                                                      For the Six Months Ended
                                                                                 June 30, 1999            June 30, 1998
                                                                              ---------------------    ---------------------

Expenses:

      General and administrative                                               $            16,089     $             16,056
                                                                              ---------------------    ---------------------

         Total expenses                                                                     16,089                   16,056
                                                                              ---------------------    ---------------------

         Net loss                                                              $           (16,089)    $            (16,056)
                                                                              =====================    =====================


Net Loss Allocated:

      General partners                                                         $              (161)    $               (161)
                                                                              =====================    =====================


      Limited partners                                                         $           (15,928)    $            (15,895)
                                                                              =====================    =====================


Net loss per unit of limited partnership interest                              $             (0.16)    $              (0.16)
                                                                              =====================    =====================









                       See notes to financial statements.

                                     3 of 11

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
        ----------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Statements of Operations  (Unaudited)


                                                                                       For the Three Months Ended
                                                                                 June 30, 1999            June 30, 1998

                                                                              ---------------------    ---------------------

Expenses:

      General and administrative                                               $             7,313     $              9,942
                                                                              ---------------------    ---------------------

         Total expenses                                                                      7,313                    9,942
                                                                              ---------------------    ---------------------

         Net loss                                                              $            (7,313)    $             (9,942)
                                                                              =====================    =====================


Net Loss Allocated:

      General partners                                                         $               (73)    $                (99)
                                                                              =====================    =====================


      Limited partners                                                         $            (7,240)    $             (9,843)
                                                                              =====================    =====================


Net loss per unit of limited partnership interest                              $             (0.07)    $              (0.10)
                                                                              =====================    =====================













                       See notes to financial statements.

                                     4 of 11

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
        ----------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Statement of Partners' Deficit (Unaudited)


                                               Units of
                                               Limited                General                 Limited                 Total
                                             Partnership             Partners'               Partners'              Partners'
                                               Interest               capital                (deficit)              (deficit)

                                        --------------------   ----------------------   ---------------------  --------------------

Balance - January 1, 1999                            99,990    $           2,515,735    $         (2,787,589)  $          (271,854)

     Net loss                                            -                      (161)                (15,928)              (16,089)
                                        --------------------   ----------------------   ---------------------  --------------------

Balance - June 30, 1999                              99,990    $           2,515,574    $         (2,803,517)  $          (287,943)
                                        ====================   ======================   =====================  ====================






















                       See notes to financial statements.

                                     5 of 11

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
        ----------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Statements of Cash Flows  (Unaudited)

                                                                                        For the Six Months Ended
                                                                                 June 30, 1999            June 30, 1998

                                                                              ---------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net loss                                                                      $            (16,089)    $            (16,056)
                                                                              ---------------------    ---------------------

      Cash used in operating activities                                                    (16,089)                 (16,056)
                                                                              ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Increase in loans payable to affiliate                                                      16,089                   16,056
                                                                              ---------------------    ---------------------

      Cash provided by financing activities                                                 16,089                   16,056
                                                                              ---------------------    ---------------------

Change in cash                                                                                   -                        -

Cash at Beginning of Period                                                                     13                       13
                                                                              ---------------------    ---------------------

Cash at End of Period                                                          $                13     $                 13
                                                                              =====================    =====================














                       See notes to financial statements.

                                     6 of 11

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB
        ----------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

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

         The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the six months ended June 30, 1999:

                Net loss                                                                $          (16,089)

                Add:  Amounts paid by loans from affiliates                                         16,089
                                                                                        ------------------

                Cash Available for Distribution                                         $               -
                                                                                        ==================

3.       Foreclosure of Investment Property

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

                                     7 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
       ------------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

           Liquidity and Capital Resources
           -------------------------------

           The Registrant's business is currently limited to holding and monitoring its investments in the Syndicating Partnerships. The Registrant will not make any further investments. It is anticipated the properties the Syndicating Partnerships had invested in will be disposed of during 1999, at which time the Registrant will be liquidated. The disposition of the Registrant's investments will not produce a cash distribution to the Registrant.

           The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses and are expected to do so in the future to the extent that the Registrant does not receive cash flow from the Syndicating Partnerships sufficient to meet such cash requirements. However, there is no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $287,956 to the Registrant, of which $16,089 was advanced during the six months ended June 30, 1999. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Registrant receives from the Syndicating Partnerships. The loans are to be repaid prior to the Registrant making any cash distributions to its Limited Partners.

           Results of Operations
           ---------------------

           The results of operations for the six months ended June 30, 1999, as compared to 1998, remained relatively constant. It is expected that the Registrant's results of operations in future quarters will be similar to those during the six months ended June 30, 1999.

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

           As of August 1, 1999, 19NY owns one commercial property in New York City. Given the level of debt encumbering the property, it is likely that 19NY will not realize any proceeds from the disposition of its remaining property, whether by sale or through mortgage foreclosure. The ultimate disposition of 19NY's property will cause taxable income to be allocated to the Registrant, but will not produce a cash distribution to the Registrant.

                                     8 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
       ------------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

           Year 2000
           ---------

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

                                     9 of 11

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB
       ------------------------------------------------------------------

                                  JUNE 30, 1999
                                  -------------

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

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

                                  JUNE 30, 1999
                                  -------------

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

                                            WINTHROP INTERIM PARTNERS I,
                                            A LIMITED PARTNERSHIP

                                            BY:   Two Winthrop Properties, Inc.
                                                  Managing General Partner

                                            BY:   /s/    Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                                            BY:   /s/    Thomas Staples
                                                  ------------------------------
                                                  Thomas Staples
                                                  Chief Financial Officer

                                            August 13, 1999





                                    11 of 11