Form 10QSB
period 1999-09-30
WINTHROP INTERIM PARTNERS I LIMITED PARTNERSHIP
filed 1999-11-19
CIK 718535

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 2-83272

               Winthrop Interim Partners I, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                   04-2787751
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

  Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------                   ----------
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

                               SEPTEMBER 30, 1999

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets  (Unaudited)


                                                                September 30,    December 31,
ASSETS                                                              1999            1998
------                                                              ----            ----

Cash                                                            $        13     $        13
                                                                -----------     -----------

      Total Assets                                              $        13     $        13
                                                                ===========     ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Loans payable to affiliates                                     $   297,060     $   271,867
                                                                -----------     -----------

      Total liabilities                                             297,060         271,867
                                                                -----------     -----------

Partners' Deficit:

      Limited partners' deficit -
         $500 stated value per unit - authorized,
             issued and outstanding 99,990 units                 (2,812,530)     (2,787,589)
      General partners' capital                                   2,515,483       2,515,735
                                                                -----------     -----------

      Total partners' deficit                                      (297,047)       (271,854)
                                                                -----------     -----------

      Total Liabilities and Partners' deficit                   $        13     $        13
                                                                ===========     ===========


                       See notes to financial statements.

                                     2 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1999


Statements of Operations  (Unaudited)

                                                        For the Nine Months Ended
                                                       September 30,    September 30,
                                                            1999           1998
                                                         --------       ---------

Expenses:

      General and administrative                         $ 25,193       $ 27,409
                                                         --------       --------

         Total expenses                                    25,193         27,409
                                                         --------       -------

         Net loss                                        $(25,193)      $(27,409)
                                                         ========       ========


Net Loss Allocated:

      General partners                                   $   (252)      $   (274)
                                                         ========       ========


      Limited partners                                   $(24,941)      $(27,135)
                                                         ========       ========


Net loss per unit of limited partnership interest        $  (0.25)      $  (0.27)
                                                         ========       ========










                       See notes to financial statements.

                                     3 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1999


Statements of Operations  (Unaudited)

                                                       For the Three Months Ended
                                                      September 30,    September 30,
                                                           1999            1998
                                                           ----            ----

Expenses:

      General and administrative                         $  9,104       $ 11,353
                                                         --------       --------

         Total expenses                                     9,104         11,353
                                                         --------       --------

         Net loss                                        $ (9,104)      $(11,353)
                                                         ========       ========


Net Loss Allocated:

      General partners                                   $    (91)      $   (114)
                                                         ========       ========


      Limited partners                                   $ (9,013)      $(11,239)
                                                         ========       ========


Net loss per unit of limited partnership interest        $  (0.09)      $  (0.11)
                                                         ========       ========





                       See notes to financial statements.

                                     4 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1999

Statement of Partners' Deficit (Unaudited)


                                  Units of
                                   Limited        General          Limited        Total
                                 Partnership     Partners'        Partners'      Partners'
                                  Interest        capital         (deficit)      (deficit)
                                  --------        -------         ---------      --------


Balance - January 1, 1999          99,990       $2,515,735      $(2,787,589)    $(271,854)

     Net loss                           -             (252)         (24,941)      (25,193)
                                   ------       ----------      -----------     ----------

Balance - September 30, 1999       99,990       $2,515,483      $(2,812,530)    $(297,047)
                                   ======       ==========      ===========     ==========















                      See notes to financial statements.

                                   5 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1999


Statements of Cash Flows  (Unaudited)

                                                    For the Nine Months Ended
                                                 September 30,     September 30,
                                                     1999               1998
                                                 -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $(25,193)           $(27,409)
                                                  --------            --------

      Cash used in operating activities            (25,193)            (27,409)
                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in loans payable                           25,193              27,409
                                                  --------            --------

      Cash provided by financing activities         25,193              27,409
                                                  --------            --------

Decrease in cash                                         -                   -

Cash at Beginning of Period                             13                  13
                                                  --------            --------

Cash at End of Period                             $     13            $     13
                                                  ========            ========






                       See notes to financial statements.

                                     6 of 10

        WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1999

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

         The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Cash Available for Distribution

         Statement of Cash Available for Distribution for the nine months ended September 30, 1999:


            Net loss                                          $(25,193)

            Add:  Amounts paid by loans from affiliates         25,193
                                                              --------

            Cash Available for Distribution                   $      -
                                                              ========

3.       Foreclosure of Investment Property

         In April 1999, the One Financial Place property, which was owned by a Syndicating Partnership in which the Registrant had invested in, was lost through foreclosure. For financial statement purposes, no gain or loss will be recognized, as the investment had previously been written down to zero.

4.       Investment in Syndicating Partnership and Liquidation of Partnership

         On November 19, 1999, one of the Syndicating Partnership in which the Partnership had invested in, sold its remaining property, 757 Third Avenue, to an unaffiliated third party. For financial statement reporting purposes, no gain or loss will be recognized. Upon winding up of Partnerships affairs, the Partnership will be liquidated.








                                     7 of 10

         WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1999


Item 2.    Management's Discussion and Analysis or Plan of Operation

           Liquidity and Capital Resources

           The Registrant will not make any further investments. Since the remaining property the Syndicating Partnerships had invested in has been disposed (see below), the Registrant will be liquidated. The disposition of the Registrant's investments did not produce a cash distribution to the Registrant.

           The Registrant requires cash to pay operating expenses associated with reporting to its Limited Partners, including professional, printing and mailing costs. The General Partners have been making loans to the Registrant sufficient to pay these expenses. However, there was no requirement under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits. To date, the General Partners have advanced $297,060 to the Registrant, of which $25,193 was advanced during the nine months ended September 30, 1999.

           Results of Operations

           The results of operations for the nine months ended September 30, 1999, as compared to 1998, remained relatively constant.

           On November 19, 1999, 19 NY sold its remaining property, 757 Third Avenue, to an unaffiliated third party. For financial statement reporting purposes, no gain or loss will be recognized. The disposition of 19NY's property will cause taxable income to be allocated to the Registrant, but did not produce a cash distribution to the Registrant.

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

                               SEPTEMBER 30, 1999


Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             27. Financial Data Schedule is filed as an exhibit to this report.

        (b)  Reports on Form 8-K

             No report on Form 8-K was filed during the period.

                                     9 of 10

       WINTHROP INTERIM PARTNERS I, A LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1999

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

                                WINTHROP INTERIM PARTNERS I,
                                A LIMITED PARTNERSHIP


                                    BY:  Two Winthrop Properties, Inc.
                                         Managing General Partner


                                    BY:  /s/ Michael L. Ashner
                                         ---------------------
                                         Michael L. Ashner
                                         Chief Executive Officer


                                    BY:  /s/ Thomas Staples
                                         ------------------
                                         Thomas Staples
                                         Chief Financial Officer



                                                      November 19, 1999


                                    10 of 10